Form 10-Q
period 2021-09-30
Carlyle Secured Lending III
filed 2021-11-12
CIK 1851277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period                      to
Commission File No. 814-01410

Carlyle Secured Lending III
(Exact name of Registrant as specified in its charter)

Delaware	86-6498423
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

One Vanderbilt Avenue, Suite 3400, New York, NY 10017	(212) 813-4900
(Address of principal executive office) (Zip Code)	(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
N/A	N/A	N/A
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☐    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of the registrant’s common shares of beneficial interest, $0.001 par value per share, outstanding at November 12, 2021 was 5,000.

Carlyle Secured Lending III
INDEX

Part I.	Financial Information
Item 1.	Financial Statements
	Statement of Assets and Liabilities as of September 30, 2021 (unaudited)	1
	Statements of Operations for the three months ended September 30, 2021 (unaudited) and the period from May 28, 2021 (Commencement) to September 30, 2021 (unaudited)	2
	Statement of Changes in Net Assets for the period from May 28, 2021 (Commencement) to September 30, 2021 (unaudited)	3
	Statement of Cash Flows for the period from May 28, 2021 (Commencement) through September 30, 2021 (unaudited)	4
	Schedule of Investments as of September 30, 2021 (unaudited)	5
	Notes to Financial Statements (unaudited)	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35
Item 4.	Controls and Procedures	35
Part II.	Other Information
Item 1.	Legal Proceedings	37
Item 1A.	Risk Factors	37
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37
Item 3.	Defaults Upon Senior Securities	37
Item 4.	Mine Safety Disclosures	37
Item 5.	Other Information	37
Item 6.	Exhibits	37
	Signatures	38

CARLYLE SECURED LENDING III
STATEMENT OF ASSETS AND LIABILITIES

September 30, 2021
ASSETS	(unaudited)
Investments—non-controlled/non-affiliated, at fair value (amortized cost of $83,494)	$84,188
Cash and cash equivalents	172,272
Deferred offering costs	25,460
Receivable for investment sold/repaid	22
Interest and other income receivable from non-controlled/non-affiliated investments	29,246
Total assets	$311,188
LIABILITIES
Administrative service fees payable (Note 4)	$46,315
Sub-administrative service fees payable (Note 4)	63,324
Deferred offering costs payable	38,190
Accrued organizational expenses	62,008
Deferred income	150,879
Professional fees payable	121,426
Trustees' fees and expenses payable	93,654
Other accrued expenses and liabilities	12,681
Total liabilities	588,477
Commitments and contingencies (Notes 5 and 8)
NET ASSETS
Common shares of beneficial interest, $0.001 par value; unlimited shares authorized; 5,000 shares issued and outstanding at September 30, 2021	5
Paid-in capital in excess of par value	99,995
Total distributable earnings (loss)	(377,289)
Total net assets	$(277,289)
NET ASSETS PER SHARE	$(55.46)
The accompanying notes are an integral part of these financial statements.

CARLYLE SECURED LENDING III
STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended	For the period from May 28, 2021 (Commencement) through
	September 30, 2021	September 30, 2021
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$4,919	$5,090
Other income	29,065	29,067
Total investment income from non-controlled/non-affiliated investments	33,984	34,157
Total investment income	33,984	34,157
Expenses:
Organizational expenses (Note 2)	34,234	62,008
Offering cost expense (Note 2)	10,446	12,730
Professional fees	106,426	121,426
Administrative service fees (Note 4)	46,315	46,315
Sub-administrative service fees (Note 4)	40,224	63,324
Trustees’ fees and expenses (Note 4)	76,000	93,654
Other general and administrative	10,331	12,681
Total expenses	323,976	412,138
Net investment income (loss)	(289,992)	(377,981)
Net realized gain (loss) and change in unrealized appreciation (depreciation):
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/non-affiliated investments	703	694
Net change in unrealized currency gains (losses) on non-investment assets and liabilities	(2)	(2)
Net realized and unrealized gain (loss) on investments and non-investment assets and liabilities	701	692
Net increase (decrease) in net assets resulting from operations	$(289,291)	$(377,289)
Basic and diluted earnings per common share (Note 6)	$(57.86)	$(75.46)
Weighted-average shares of common shares of beneficial interest outstanding—Basic and Diluted (Note 6)	5,000	5,000
The accompanying notes are an integral part of these financial statements.

CARLYLE SECURED LENDING III
STATEMENT OF CHANGES IN NET ASSETS
(unaudited)

For the period from May 28, 2021 (Commencement) through
September 30, 2021
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$(377,981)
Net change in unrealized appreciation (depreciation) on investments and non-investment assets and liabilities	692
Net increase (decrease) in net assets resulting from operations	(377,289)
Capital transactions:
Common shares of beneficial interest issued	100,000
Net increase (decrease) in net assets resulting from capital share transactions	100,000
Net increase (decrease) in net assets	(277,289)
Net assets at beginning of period	—
Net assets at end of period	$(277,289)
The accompanying notes are an integral part of these financial statements.

CARLYLE SECURED LENDING III
STATEMENT OF CASH FLOWS
(unaudited)

For the period from May 28, 2021 (Commencement) through
September 30, 2021
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$(377,289)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred offering costs	12,730
Net accretion of discount on investments	(63)
Paid-in-kind interest	(28)
Net change in unrealized (appreciation) depreciation on investments	(694)
Cost of investments purchased and change in payable for investments purchased	(84,794)
Proceeds from sales and repayments of investments and change in receivable for investments sold/repaid	1,369
Changes in operating assets:
Interest and other income receivable	(29,246)
Changes in operating liabilities:
Administrative service fees payable	46,315
Sub-administrative service fees payable	63,324
Accrued organizational expenses	62,008
Deferred income	150,879
Professional fees payable	121,426
Trustees' fees and expenses payable	93,654
Other accrued expenses and liabilities	12,681
Net cash provided by (used in) operating activities	72,272
Cash flows from financing activities:
Proceeds from issuance of common shares of beneficial interest	100,000
Net cash provided by (used in) financing activities	100,000
Net increase (decrease) in cash, cash equivalents and restricted cash	172,272
Cash and cash equivalents, beginning of period	—
Cash and cash equivalents, end of period	$172,272
The accompanying notes are an integral part of these financial statements.

CARLYLE SECURED LENDING III
SCHEDULE OF INVESTMENTS
As of September 30, 2021
(unaudited)

Investments—non-controlled/non-affiliated (1)	Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)	Percentage of Net Assets
First Lien Debt (84.6% of fair value)
Ascend Buyer, LLC	(2)(3)(6)	Containers, Packaging & Glass	L + 5.75%	6.50%	9/30/2021	9/30/2028	$4,208	$4,115	$4,115	(1.49)%
Associations, Inc.	(2)(3)(6)	Construction & Building	L + 4.00%, 2.50% PIK	7.50%	7/2/2021	7/2/2027	5,216	5,132	5,248	(1.89)
Dwyer Instruments, Inc	(2)(3)(6)	Capital Equipment	L + 5.50%	6.25%	7/21/2021	7/21/2027	8,166	7,998	8,091	(2.92)
Ellkay, LLC	(2)(3)(6)	Healthcare & Pharmaceuticals	L + 5.75%	6.75%	9/14/2021	9/14/2027	3,571	3,492	3,491	(1.26)
Hercules Borrower LLC	(2)(3)(6)	Environmental Industries	L + 6.50%	7.50%	9/10/2021	12/14/2026	198	158	238	(0.09)
LinQuest Corporation	(2)(3)(6)	Aerospace & Defense	L + 5.75%	6.50%	7/28/2021	7/28/2028	—	—	—	—
LVF Holdings, Inc.	(2)(3)(6)	Beverage, Food & Tobacco	L + 6.25%	7.25%	6/10/2021	6/10/2027	20,109	19,656	19,833	(7.16)
Material Holdings, LLC	(2)(3)(6)	Business Services	L + 5.75%	6.50%	8/19/2021	8/19/2027	—	—	—	—
Maverick Acquisition, Inc.	(2)(3)(6)	Aerospace & Defense	L + 6.00%	7.00%	6/1/2021	6/1/2027	17,946	17,482	17,643	(6.37)
MMIT Holdings, LLC	(2)(3)(6)	High Tech Industries	L + 6.25%	7.25%	9/15/2021	9/15/2027	2,748	2,689	2,688	(0.97)
Quantic Electronics, LLC	(2)(3)(6)	Aerospace & Defense	L + 6.25%	7.25%	8/17/2021	3/1/2027	5,842	5,647	5,719	(2.06)
Trafigura Trading LLC	(2)(3)(6)(9)	Metals & Mining	L + 8.40%	8.75%	7/26/2021	7/18/2022	2,241	2,187	2,188	(0.79)
Yellowstone Buyer Acquisition, LLC	(2)(3)	Durable Consumer Goods	L + 5.75%	6.75%	9/13/2021	9/13/2027	2,000	1,960	1,960	(0.71)
First Lien Debt Total								$70,516	$71,214	(25.71)%
Second Lien Debt (15.4% of fair value)
11852604 Canada Inc. (Canada)	(2)(3)(7)	Healthcare & Pharmaceuticals	L + 9.50%	10.50%	9/30/2021	9/30/2028	$3,295	$3,213	$3,213	(1.16)%
AP Plastics Acquisition Holdings, LLC	(2)(3)	Chemicals, Plastics & Rubber	L + 7.50%	8.25%	8/10/2021	8/10/2029	10,000	9,729	9,725	(3.51)
Second Lien Debt Total								$12,942	$12,938	(4.67)%

Investments—non-controlled/non-affiliated (1)	Footnotes	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	Percentage of Net Assets
Equity Investments (0.0% of fair value)
Pascal Ultimate Holdings, L.P	(8)	Capital Equipment	7/21/2021	4	$36	$36	(0.01)%
Equity Investments Total					$36	$36	(0.01)%
Total investments—non-controlled/non-affiliated					$83,494	$84,188	(30.39)%
Total investments					$83,494	$84,188	(30.39)%
(1)    Unless otherwise indicated, issuers of debt and equity investments held by Carlyle Secured Lending III (“the Company”) are domiciled in the United States. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of September 30, 2021, the Company does not “control” any of these portfolio companies. Under the Investment Company Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s

CARLYLE SECURED LENDING III
SCHEDULE OF INVESTMENTS (Continued)
As of September 30, 2021
(unaudited)

outstanding voting securities. As of September 30, 2021, the Company is not an “affiliated person” of any of these portfolio companies. Certain portfolio company investments are subject to contractual restrictions on sales.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR (“L”) or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of September 30, 2021. As of September 30, 2021, the reference rates for all LIBOR loans were the 30-day LIBOR at 0.08%, the 90-day LIBOR at 0.13% and the 180-day LIBOR rate at 0.16%.
(3)Loan includes interest rate floor feature, generally 1.00%.
(4)Amortized cost represents original cost, including origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion/amortization of discounts/premiums, as applicable, on debt investments using the effective interest method.
(5)Fair value is determined in good faith by or under the direction of the Board of Trustees of the Company (see Note 2, Significant Accounting Policies, and Note 3, Fair Value Measurements, to these financial statements), pursuant to the Company’s valuation policy. The fair value of all first lien and second lien debt investments and equity investments was determined using significant unobservable inputs.
(6)As of September 30, 2021, the Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans:

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount	Fair Value
First and Second Lien Debt—unfunded delayed draw and revolving term loans commitments
Ascend Buyer,LLC	Revolver	0.50%	$428	$(9)
Associations, Inc.	Revolver	0.50	517	2
Associations, Inc.	Delayed Draw	1.00	1,252	5
Associations, Inc.	Delayed Draw	1.00	1,252	5
Associations, Inc.	Delayed Draw	2.50	511	2
Dwyer Instruments, Inc	Revolver	0.50	417	(4)
Dwyer Instruments, Inc	Delayed Draw	1.00	5,486,059	—
Ellkay, LLC	Revolver	0.50	446	(9)
Hercules Borrower LLC	Delayed Draw	1.00	1,802	36
LinQuest Corporation	Delayed Draw	1.00	10,000,000	—
LVF Holdings, Inc.	Delayed Draw	1.00	2,335	(27)
LVF Holdings, Inc.	Revolver	0.50	1,284	(15)
Material Holdings, LLC	Delayed Draw	—	8,814	—
Maverick Acquisition, Inc.	Delayed Draw	1.00	6,409	(80)
MMIT Holdings, LLC	Revolver	0.50	245	(5)
Quantic Electronics, LLC	Delayed Draw	1.00	4,143	(51)
Trafigura Trading LLC	Revolver	0.50	4,759	(36)
Total unfunded commitments			$15,520,673	$(186)
(7)The Company has determined the indicated investments are non-qualifying assets under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.
(8)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act, unless otherwise noted. As of September 30, 2021, the aggregate fair value of these securities is $36, or (0.01)% of the Company's net assets.
(9)The investment is secured by receivables purchased from the portfolio company, with an implied discount of 8.75%. The investment was made via a tranched participation arrangement between the purchaser of such receivables and the Company. The investment has a secondary priority behind the rights of such purchaser.

CARLYLE SECURED LENDING III
SCHEDULE OF INVESTMENTS (Continued)
As of September 30, 2021
(unaudited)

As of September 30, 2021, investments at fair value consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value
First Lien Debt	$70,516	$71,214	84.6%
Second Lien Debt	12,942	12,938	15.4
Equity Investments	36	36	—
Total	$83,494	$84,188	100.0%
The rate type of debt investments at fair value as of September 30, 2021 was as follows:

Rate Type	Amortized Cost	Fair Value	% of Fair Value of First and Second Lien Debt
Floating Rate	$83,458	$84,152	100.0%
Fixed Rate	—	—	—
Total	$83,458	$84,152	100.0%

The industry composition of investments at fair value as of September 30, 2021 was as follows:

Industry	Amortized Cost	Fair Value	% of Fair Value
Aerospace & Defense	$23,129	$23,362	27.6%
Beverage, Food & Tobacco	19,656	19,833	23.6
Business Services	—	—	—
Capital Equipment	8,034	8,127	9.7
Chemicals, Plastics & Rubber	9,729	9,725	11.6
Construction & Building	5,132	5,248	6.2
Containers, Packaging & Glass	4,115	4,115	4.9
Durable Consumer Goods	1,960	1,960	2.3
Environmental Industries	158	238	0.3
Healthcare & Pharmaceuticals	6,705	6,704	8.0
High Tech Industries	2,689	2,688	3.2
Metals & Mining	2,187	2,188	2.6
Total	$83,494	$84,188	100.0%

CARLYLE SECURED LENDING III
SCHEDULE OF INVESTMENTS (Continued)
As of September 30, 2021
(unaudited)

The geographical composition of investments at fair value as of September 30, 2021 was as follows:

Geography	Amortized Cost	Fair Value	% of Fair Value
Canada	$3,213	$3,213	3.8%
United States	80,281	80,975	96.2
Total	$83,494	$84,188	100.0%
The accompanying notes are an integral part of these financial statements.

CARLYLE SECURED LENDING III
NOTES TO FINANCIAL STATEMENTS (unaudited)
As of September 30, 2021

1. ORGANIZATION
Carlyle Secured Lending III (the “Company” or “CSL III”) is a Delaware statutory trust formed on February 8, 2021, and commenced operations on May 28, 2021 (“Commencement”). The Company is structured as an externally managed, non-diversified closed-end investment company. The Company has elected to be regulated as a business development company (a “BDC”) under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”). In addition, for federal income tax purposes, the Company intends to elect to be treated as a “regulated investment company” (a “RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (together with the rules and regulations promulgated thereunder, the “Code”).
The Company’s investment objective is to generate current income and, to a lesser extent, capital appreciation primarily through secured debt investments with favorable risk-adjusted returns. The Company’s investment strategy seeks to extract enhanced yield from a directly originated, and defensively constructed, portfolio of credit investments. The strategy’s core focus is U.S. middle market cash flow finance, principally in companies supported by financial sponsors. This core strategy will be supplemented with complementary specialty lending and opportunistic investing strategies, which take advantage of the broad capabilities of Carlyle’s Global Credit business segment’s platform while offering risk diversifying portfolio benefits. In describing the Company’s business, the Company uses the term “middle market” to refer generally to companies with approximately $25 million to $100 million of earnings before interest, taxes, depreciation and amortization (“EBITDA”).
The Company invests primarily in loans to middle market companies whose debt, if rated, is rated below investment grade and, if not rated, would likely be rated below investment grade if it were rated (that is, below BBB- or Baa3, which is often referred to as “junk”). Exposure to below investment grade instruments involves certain risks, including speculation with respect to the borrower’s capacity to pay interest and repay principal. The Company’s expected portfolio will be predominantly invested in first lien loans, while a minority of the portfolio may also include, but not be limited to, assets such as second lien loans, unsecured debt, mezzanine debt, and select investments in preferred and common equities.
The Company is an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012.
The Company is externally managed by Carlyle Global Credit Investment Management L.L.C. (together with its successors, the “Investment Adviser”), an investment adviser that is registered with the U.S. Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940, as amended. Carlyle Global Credit Administration L.L.C. (the “Administrator”) provides the administrative services necessary for the Company to operate. Both the Investment Adviser and Administrator are wholly owned subsidiaries of Carlyle Investment Management L.L.C., a subsidiary of The Carlyle Group Inc. (together with its affiliates and consolidated subsidiaries (other than portfolio companies of its affiliated funds), “Carlyle”), a global investment firm publicly traded on the Nasdaq Global Select Market under the symbol “CG”. Refer to the sec.gov website for further information on Carlyle.
As a BDC, the Company is required to comply with certain regulatory requirements. As part of these requirements, the Company must not acquire any assets other than “qualifying assets” specified in the Investment Company Act unless, at the time the acquisition is made, at least 70% of its total assets are qualifying assets (with certain limited exceptions).
To qualify as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements and timely distribute to its shareholders generally at least 90% of its investment company taxable income, as defined by the Code, for each year. Pursuant to this election, the Company generally does not have to pay corporate level taxes on any income that it distributes to shareholders, provided that the Company satisfies those requirements.
2. SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The Company is an investment company for the purposes of accounting and financial reporting in accordance with Financial Accounting Standards Board (“ASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies (“ASC 946”). U.S. GAAP for an investment company requires investments to be recorded at fair value. The carrying value for all other assets and liabilities approximates their fair value.
The interim financial statements have been prepared in accordance with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. Accordingly, certain disclosures that will accompany the annual financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments considered necessary for the fair presentation of financial statements for the interim periods presented have been included. These adjustments are of a normal, recurring nature. This Form 10-Q should be read in conjunction with the Company’s registration statement on Form 10, as amended (the “Registration Statement”). The results of operations for the periods presented are not necessarily indicative of the operating results to be expected for the full year.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make assumptions and estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management’s estimates are based on historical experiences and other factors, including expectations of future events that management believes to be reasonable under the circumstances. It also requires management to exercise judgment in the process of applying the Company’s accounting policies. Assumptions and estimates regarding the valuation of investments and their resulting impact on management and incentive fees involve a higher degree of judgment and complexity and these assumptions and estimates may be significant to the financial statements. Actual results could differ from these estimates and such differences could be material.
Investments
Investment transactions are recorded on the trade date. Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment using the specific identification method without regard to unrealized appreciation or depreciation previously recognized, and includes investments charged off during the period, net of recoveries. Net change in unrealized appreciation or depreciation on investments as presented in the accompanying Statements of Operations reflects the net change in the fair value of investments, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized. See Note 3, Fair Value Measurements, for further information about fair value measurements.
Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash consist of demand deposits and highly liquid investments (e.g., money market funds, U.S. treasury notes) with original maturities of three months or less. Cash equivalents are carried at amortized cost, which approximates fair value. The Company’s cash and cash equivalents are held with one large financial institution and cash held in such financial institution may, at times, exceed the Federal Deposit Insurance Corporation insured limit. As of September 30, 2021, the Company had no restricted cash balance.
Revenue Recognition
Interest from Investments and Realized Gain/Loss on Investments
Interest income is recorded on an accrual basis and includes the accretion of discounts and amortization of premiums. Discounts from and premiums to par value on debt investments purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method. The amortized cost of debt investments represents the original cost, including origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion of discounts and amortization of premiums, if any. The Company may have delayed draw loans in its portfolio with original issue discount (“OID”) interest received at origination. OID received prior to funding on delayed draw loans is included in deferred income in the Statement of Assets and Liabilities. This amount is recorded and accreted into interest income over the life of the respective security using the effective interest method. At time of exit, the realized gain or loss on an investment is the difference between the amortized cost at time of exit and the cash received at exit using the specific identification method.
The Company may have loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in interest income in the Statements of Operations. As of September 30, 2021, the fair value of the loans in the portfolio with PIK provisions was $5,248, which represented approximately 6.2% of total investments at fair value. For the three months ended September 30, 2021 and for the period from Commencement through September 30, 2021, the Company earned $28 and $28, respectively, in PIK income, included in interest income in the Statements of Operations.
Other Income
Other income may include income such as consent, waiver, amendment, unused, underwriting, arranger and prepayment fees associated with the Company’s investment activities as well as any fees for managerial assistance services rendered by the Company to the portfolio companies. Such fees are recognized as income when earned or the services are rendered. The Company may receive fees for guaranteeing the outstanding debt of a portfolio company. Such fees are amortized into other income over the life of the guarantee. The unamortized amount, if any, is included in other assets in the accompanying Statement of Assets and Liabilities. For the three months ended September 30, 2021 and for the period from Commencement through September 30, 2021, the Company earned $29,065 and $29,067, respectively, in other income primarily from unused fees.
Non-Accrual Income
Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest are paid current and, in management’s judgment, are likely to remain current. Management may determine not to place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of September 30, 2021, there were no first or second lien debt investments on non-accrual status.
Organizational Expenses and Offering Costs
The Company will bear, among other expenses and costs, organizational expenses and offering costs relating to the offering of the common shares of beneficial interest of the Company incurred on or prior to the final closing date (collectively, the “Organizational and Offering Costs”) up to a maximum aggregate amount of 0.15% of the Company’s total capital commitments. The Company’s final closing date will occur no later than twelve months following the first date on which the Company accepts subscriptions from unaffiliated investors for its common shares of beneficial interest to be issued in the Company’s private offering; provided that the Board of Trustees may extend the final closing date by up to an additional one-year period in its discretion. In order to more fairly allocate the organizational expenses in connection with the Company’s formation among all shareholders, investors subscribing after the initial capital drawdown from investors in the Company’s private offering (the “Initial Drawdown” and the date on which the Initial Drawdown occurs, the “Initial Drawdown Date”) will be required to bear a pro rata portion of such expenses at the time of their first investment in the Company. To the extent the Company’s total capital commitments later increase, the Investment Adviser or its affiliates may be reimbursed by the Company for past payments of excess Organizational and Offering Costs made on the Company’s behalf; provided, that the total Organizational and Offering Costs borne by the Company do not exceed 0.15% of total capital commitments; provided, further, that the Investment Adviser or its affiliates may not be reimbursed for payment of excess Organizational and Offering Costs that were incurred more than three years prior to the proposed reimbursement.
The Company’s offering costs will be amortized over the twelve months beginning on the Initial Drawdown Date. The Investment Advisor has incurred $1,608,798 of Organizational and Offering Costs as of September 30, 2021, of which $100,199 would be reimbursable by the Company as of September 30, 2021.
Income Taxes
For federal income tax purposes, the Company intends to elect to be treated as a RIC under the Code, and intends to make the required distributions to its shareholders as specified therein. In order to qualify as a RIC, the Company must, among other things, meet certain minimum distribution, source-of-income and asset diversification requirements. If such requirements are met, then the Company is generally required to pay income taxes only on the portion of its taxable income and gains it does not distribute.
The minimum distribution requirements applicable to RICs require the Company to distribute to its shareholders at least 90% of its investment company taxable income, as defined by the Code, each year. Depending on the level of taxable income and net capital gain earned in a tax year, the Company may choose to carry forward taxable income or net capital gain for distribution in the following year and pay the applicable U.S. federal excise tax. Distributions will be appropriately adjusted for any taxes payable by the Company or any direct or indirect subsidiary through which it invests (including any corporate, state, local, non-U.S. and withholding taxes).
In addition, based on the excise distribution requirements, the Company will be subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner an amount at least equal to the sum of (1) 98% of its ordinary income for each calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any undistributed ordinary income and capital gain net income for preceding years on which the Company paid no U.S. federal income tax less certain over-distributions in prior years. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax for the tax year ending in that calendar year is considered to have been distributed by year end (or earlier if estimated taxes are paid).
The Company evaluates tax positions taken or expected to be taken in the course of preparing its financial statements to determine whether the tax positions are “more likely than not” to be sustained by the applicable tax authority. All penalties and interest associated with income taxes, if any, are included in income tax expense. All penalties and interest associated with income taxes, if any, are included in income tax expense.
Dividends and Distributions to Shareholders
To the extent that the Company has taxable income available, the Company intends to make quarterly distributions to its shareholders. Dividends and distributions to shareholders are recorded on the record date. The amount to be distributed, if any, is determined by the Board of Trustees each quarter. Any dividends to the Company’s shareholders will be declared out of assets legally available for distribution.
Dividends and distributions, if any, are paid in cash to shareholders.

Functional Currency
The functional currency of the Company is the U.S. Dollar. Investments are generally made in the local currency of the country in which the investments are domiciled and are translated into U.S. Dollars with foreign currency translation gains or losses recorded within net change in unrealized appreciation (depreciation) on investments in the accompanying Statements of Operations. Foreign currency translation gains and losses on non-investment assets and liabilities are separately reflected in the accompanying Statements of Operations.
Recent Accounting Standards Updates
    In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848),” which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued because of reference rate reform. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848), which expanded the scope of Topic 848 to include derivative instruments impacted by discounting transition. ASU 2020-04 and ASU 2021-01 are effective for all entities through December 31, 2022. The expedients and exceptions provided by the amendments do not apply to contract modifications and hedging relationships entered into or evaluated after December 31, 2022, except for hedging transactions as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The Company is currently evaluating the impact of adopting ASU 2020-04 on its financial statements.
3. FAIR VALUE MEASUREMENTS
The Company applies fair value accounting in accordance with the terms of FASB ASC Topic 820, Fair Value Measurement (“ASC 820”). ASC 820 defines fair value as the amount that would be exchanged to sell an asset or transfer a liability in an orderly transfer between market participants at the measurement date. The Company values securities/instruments traded in active markets on the measurement date by multiplying the closing price of such traded securities/instruments by the quantity of shares or amount of the instrument held. The Company may also obtain quotes with respect to certain of its investments, such as its securities/instruments traded in active markets and its liquid securities/instruments that are not traded in active markets, from pricing services, brokers, or counterparties (i.e., “consensus pricing”). When doing so, the Company determines whether the quote obtained is sufficient according to U.S. GAAP to determine the fair value of the security. The

Company may use the quote obtained or alternative pricing sources may be utilized including valuation techniques typically utilized for illiquid securities/instruments.
Securities/instruments that are illiquid or for which the pricing source does not provide a valuation or methodology or provides a valuation or methodology that, in the judgment of the Investment Adviser or the Company’s Board of Trustees, does not represent fair value shall each be valued as of the measurement date using all techniques appropriate under the circumstances and for which sufficient data is available. These valuation techniques may vary by investment and include comparable public market valuations, comparable precedent transaction valuations and/or discounted cash flow analyses. The process generally used to determine the applicable value is as follows: (i) the value of each portfolio company or investment is initially reviewed by the investment professionals responsible for such portfolio company or investment and, for non-traded investments (i.e. illiquid securities/instruments), a standardized template designed to approximate fair market value based on observable market inputs, updated credit statistics and unobservable inputs is used to determine a preliminary value, which is also reviewed alongside consensus pricing, where available; (ii) preliminary valuation conclusions are documented and reviewed by a valuation committee comprised of members of senior management; (iii) the Board of Trustees engages a third-party valuation firm to provide positive assurance on portions of first lien senior secured loans, “unitranche” loans and second lien senior secured loans each quarter (such that each non-traded investment is reviewed by a third-party valuation firm at least once on a rolling twelve month basis) including a review of management’s preliminary valuation and conclusion on fair value; (iv) the Audit Committee of the Board of Trustees (the “Audit Committee”) reviews the assessments of the Investment Adviser and the third-party valuation firm and provides the Board of Trustees with any recommendations with respect to changes to the fair value of each investment in the portfolio; and (v) the Board of Trustees discusses the valuation recommendations of the Audit Committee and determines the fair value of each investment in the portfolio in good faith based on the input of the Investment Adviser and, where applicable, the third-party valuation firm.
All factors that might materially impact the value of an investment are considered, including, but not limited to the assessment of the following factors, as relevant:

•the nature and realizable value of any collateral;
•call features, put features and other relevant terms of debt;
•the portfolio company’s leverage and ability to make payments;
•the portfolio company’s public or private credit rating;
•the portfolio company’s actual and expected earnings and discounted cash flow;
•prevailing interest rates and spreads for similar securities and expected volatility in future interest rates;
•the markets in which the portfolio company does business and recent economic and/or market events; and
•comparisons to comparable transactions and publicly traded securities.
Investment performance data utilized are the most recently available financial statements and compliance certificates received from the portfolio companies as of the measurement date which in many cases may reflect a lag in information.
Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may fluctuate from period to period. Because of the inherent uncertainty of valuation, these estimated values may differ significantly from the values that would have been reported had a ready market for the investments existed, and it is reasonably possible that the difference could be material.
In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the financial statements as of September 30, 2021.
U.S. GAAP establishes a hierarchical disclosure framework which ranks the level of observability of market price inputs used in measuring investments at fair value. The observability of inputs is impacted by a number of factors, including the type of investment and the characteristics specific to the investment and state of the marketplace, including the existence and transparency of transactions between market participants. Investments with readily available quoted prices or for which fair value can be measured from quoted prices in active markets generally have a higher degree of market price observability and a lesser degree of judgment applied in determining fair value.
Investments measured and reported at fair value are classified and disclosed based on the observability of inputs used in the determination of fair values, as follows:

•Level 1—inputs to the valuation methodology are quoted prices available in active markets for identical investments as of the reporting date. Financial instruments in this category generally include unrestricted securities, including equities and derivatives, listed in active markets. The Company does not adjust the quoted price for these investments, even in situations where the Company holds a large position and a sale could reasonably impact the quoted price.
•Level 2—inputs to the valuation methodology are either directly or indirectly observable as of the reporting date and are those other than quoted prices in active markets. Financial instruments in this category generally include less liquid and restricted securities listed in active markets, securities traded in other than active markets, government and agency securities, and certain over-the-counter derivatives where the fair value is based on observable inputs.
•Level 3—inputs to the valuation methodology are unobservable and significant to overall fair value measurement. The inputs into the determination of fair value require significant management judgment or estimation. Financial instruments in this category generally include investments in privately-held entities, and certain over-the-counter derivatives where the fair value is based on unobservable inputs.
In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the overall fair value measurement. The Investment Adviser’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the investment.
Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur. For the three months ended September 30, 2021 and for the period from Commencement through September 30, 2021, there were no transfers between levels.
The following tables summarize the Company’s investments measured at fair value on a recurring basis by the above fair value hierarchy levels as of September 30, 2021:

	September 30, 2021
	Level 1	Level 2	Level 3	Total
Assets
First Lien Debt	$—	$—	$71,214	$71,214
Second Lien Debt	—	—	12,938	12,938
Equity Investments	—	—	36	36
Total	$—	$—	$84,188	$84,188

The changes in the Company’s investments at fair value for which the Company has used Level 3 inputs to determine fair value and net change in unrealized appreciation (depreciation) included in earnings for Level 3 investments still held are as follows:

	Financial Assets
	For the three months ended September 30, 2021
	First Lien Debt	Second Lien Debt	Equity Investments	Total
Balance, beginning of period	$27,229	$—	$—	$27,229
Purchases	44,619	12,938	36	57,593
Sales	—	—	—	—
Paydowns	(1,391)	—	—	(1,391)
Accretion of discount	50	4	—	54
Net realized gains (losses)	—	—	—	—
Net change in unrealized appreciation (depreciation)	707	(4)	—	703
Balance, end of period	$71,214	$12,938	$36	$84,188
Net change in unrealized appreciation (depreciation) included in earnings related to investments still held at the reporting date included in net change in unrealized appreciation (depreciation) on investments on the Statements of Operations	$707	$(4)	$—	$703

	Financial Assets
	For the period from Commencement through September 30, 2021
	First Lien Debt	Second Lien Debt	Equity Investments	Total
Balance, beginning of period	$—	$—	$—	$—
Purchases	71,848	12,938	36	84,822
Sales	—	—	—	—
Paydowns	(1,391)	—	—	(1,391)
Accretion of discount	59	4	—	63
Net realized gains (losses)	—	—	—	—
Net change in unrealized appreciation (depreciation)	698	(4)	—	694
Balance, end of period	$71,214	$12,938	$36	$84,188
Net change in unrealized appreciation (depreciation) included in earnings related to investments still held at the reporting date included in net change in unrealized appreciation (depreciation) on investments on the Statements of Operations	$698	$(4)	$—	$694

The Company generally uses the following framework when determining the fair value of investments that are categorized as Level 3:
Investments in debt securities are initially evaluated to determine whether the enterprise value of the portfolio company is greater than the applicable debt. The enterprise value of the portfolio company is estimated using a market approach and an income approach. The market approach utilizes market value (EBITDA) multiples of publicly traded comparable companies and available precedent sales transactions of comparable companies. The Company carefully considers numerous factors when selecting the appropriate companies whose multiples are used to value its portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, relevant risk factors, as well as size, profitability and growth expectations. The income approach typically uses a discounted cash flow analysis of the portfolio company.
Investments in debt securities that do not have sufficient coverage through the enterprise value analysis are valued based on an expected probability of default and discount recovery analysis.
Investments in debt securities with sufficient coverage through the enterprise value analysis are generally valued using a discounted cash flow analysis of the underlying security. Projected cash flows in the discounted cash flow typically represent the relevant security’s contractual interest, fees and principal payments plus the assumption of full principal recovery at the security’s expected maturity date. The discount rate to be used is determined using an average of two market-based methodologies. Investments in debt securities may also be valued using consensus pricing.
Investments in equities are generally valued using a market approach and/or an income approach. The market approach utilizes EBITDA multiples of publicly traded comparable companies and available precedent sales transactions of comparable companies. The income approach typically uses a discounted cash flow analysis of the portfolio company.

The following tables summarize the quantitative information related to the significant unobservable inputs for Level 3 instruments which are carried at fair value as of September 30, 2021:

	Fair Value as of September 30, 2021	Valuation Techniques	Significant Unobservable Inputs	Range
				Low	High	Weighted Average
Investments in First Lien Debt	$56,771	Discounted Cash Flow	Discount Rate	7.31%	8.33%	8.01%
	14,443	Consensus Pricing	Indicative Quotes	98.00%	99.25%	98.19%
Total First Lien Debt	71,214
Investments in Second Lien Debt	12,938	Consensus Pricing	Indicative Quotes	97.25%	97.50%	97.31%
Total Second Lien Debt	12,938
Investments in Equity	36	Market Approach	Comparable Multiple	14.86x	14.86x	14.86x
Total Equity Investments	36
Total Level 3 Investments	$84,188

The significant unobservable inputs used in the fair value measurement of the Company’s investments in first and second lien debt securities are discount rates, indicative quotes and comparable EBITDA multiples. Significant increases in discount rates in isolation would result in a significantly lower fair value measurement. Significant decreases in indicative quotes or comparable EBITDA multiples in isolation would result in a significantly lower fair value measurement.
The significant unobservable inputs used in the fair value measurement of the Company’s investments in equities are discount rates and comparable EBITDA multiples. Significant increases in discount rates in isolation would result in a significantly lower fair value measurement. Significant decreases in comparable EBITDA multiples in isolation would result in a significantly lower fair value measurement.
Financial instruments disclosed but not carried at fair value
The carrying value of other financial assets and liabilities approximates their fair value based on the short term nature of these items.
4. RELATED PARTY TRANSACTIONS
Investment Advisory Agreement
On June 21, 2021, the Company entered into an investment advisory agreement (the “Investment Advisory Agreement”) with the Investment Adviser. The initial term of the Investment Advisory Agreement is two years from June 21, 2021 and, unless terminated earlier, the Investment Advisory Agreement will renew automatically for successive annual periods, provided such continuance is specifically approved at least annually by the vote of the Board of Trustees and by the vote of a majority of the trustees of the Company who are not “interested persons” of the Company as defined in Section 2(a)(19) of the Investment Company Act (“Independent Trustees”). The Investment Advisory Agreement will automatically terminate in the event of an assignment and may be terminated by either party without penalty upon at least 60 days’ written notice to the other party. Pursuant to the Investment Advisory Agreement and subject to the overall supervision of the Board of Trustees, the Investment Adviser provides investment advisory services to the Company. For providing these services, the Investment Adviser receives fees from the Company consisting of two components—a base management fee and an incentive fee.
The base management fee is calculated and payable quarterly in arrears at an annual rate of 1.50% of the average value of the Company's gross assets at the end of the two most recently completed fiscal quarters; provided, however, that the annual rate shall be 1.00% with respect to the amount of such average value of the gross assets as of the end of the two most recently completed calendar quarters that exceeds the product of (A) 200% and (B) the average of the Company’s net asset value (“NAV”) at the end of the two most recently completed calendar quarters. The base management fee will be appropriately adjusted for any share issuances or repurchases during such fiscal quarter and the base management fees for any partial month or quarter will be pro-rated. The Company’s gross assets exclude any cash and cash equivalents and include assets acquired through the incurrence of debt from the use of leverage.
The Investment Adviser has irrevocably agreed to waive its rights to receive any base management fee for quarterly periods ending on or prior to the date of the closing of a Liquidity Event, which means (i) a quotation or listing of CSL III’s securities on a stock exchange, including through an initial public offering (an “Exchange Listing”), (ii) a transaction or series of transactions, including, but not limited to, by way of merger, division, consolidation, share exchange (including by way of an optional exchange of the Company’s shares for shares of a publicly traded BDC), recapitalization, reorganization, or sale of shares, in each case for consideration of either cash and/or publicly listed securities, or (iii) the sale of all or substantially all of CSL III’s assets to, or other liquidity event with, another entity. Potential transactions for purposes of clauses (ii) and (iii) of the definition of “Liquidity Event” could include counterparties, including but not limited to other BDCs, that are advised by the Investment Adviser or its affiliates.
The incentive fee consists of two parts. The first part is calculated and payable quarterly in arrears and equals 17.5% of pre-incentive fee net investment income for the immediately preceding calendar quarter, subject to a preferred return of 1.5% per quarter (6% annualized), or “hurdle rate,” and a “catch-up” feature. The second part is determined and payable in arrears as of the end of each calendar year in an amount equal to 17.5% of cumulative realized capital gains, if any, from inception through the end of each calendar year, computed net of all cumulative realized capital losses and unrealized capital depreciation less the aggregate amount of any previously paid capital gain incentive fees; provided, that the incentive fee determined at the end of the first calendar year of operations may be calculated for a period of shorter than twelve calendar months to take into account any realized capital gains computed net of all realized capital losses on a cumulative basis and unrealized capital depreciation. The Investment Adviser irrevocably agreed to waive its rights to receive any incentive fee for quarterly periods ending on or prior to the date on which the value of the Company’s gross assets first exceeds $150,000,000.

Accrued capital gains incentive fees are based upon the cumulative net realized and unrealized appreciation (depreciation) from inception. Accordingly, the accrual for any capital gains incentive fee under U.S. GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual.
On June 21, 2021, the Investment Adviser entered into a personnel agreement with The Carlyle Group Employee Co., L.L.C. (“Carlyle Employee Co.”), an affiliate of the Investment Adviser and a wholly-owned subsidiary of Carlyle, pursuant to which Carlyle Employee Co. provides the Investment Adviser with access to investment professionals.
Administration Agreement
On June 21, 2021, the Company entered into an administration agreement (the “Administration Agreement”) with the Administrator. Pursuant to the Administration Agreement, the Administrator furnishes the Company with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities. Under the Administration Agreement, the Administrator also performs, or oversees the performance of, our required administrative services, which include, among other things, providing assistance in accounting, legal, compliance, operations, technology and investor relations, and being responsible for the financial records that the Company is required to maintain and preparing reports to the Company’s shareholders and reports filed with the SEC. Payments under the Administration Agreement are equal to an amount that reimburses the Administrator for its costs and expenses and the Company’s allocable portion of overhead incurred by the Administrator in performing its obligations under the Administration Agreement, including the Company’s allocable portion of the compensation paid to or compensatory distributions received by the Company’s officers (including the Chief Compliance Officer and Chief Financial Officer) and their respective staff who provide services to the Company, operations staff who provide services to the Company, and internal audit staff in their role of performing the internal control assessment under the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). Reimbursement under the Administration Agreement occurs quarterly in arrears.
The initial term of the Administration Agreement is two years from June 21, 2021, and, unless terminated earlier, the Administration Agreement will renew automatically for successive annual periods, provided that such continuance is specifically approved at least annually by (i) the vote of the Board of Trustees or by a majority vote of the outstanding voting securities of the Company, and (ii) the vote of a majority of the Company’s Independent Trustees. The Administration Agreement may not be assigned by a party without the consent of the other party and may be terminated by either party without penalty upon 60 days’ written notice to the other party.

For the three months ended ended September 30, 2021 and for the period from Commencement through September 30, 2021, the Company incurred $46,315 and $46,315, respectively in fees under the Administration Agreement. These fees are included in administrative service fees in the accompanying Statements of Operations. As of September 30, 2021, $46,315 was unpaid and included in administrative service fees payable in the accompanying Statement of Assets and Liabilities.
Sub-Administration Agreements
On June 21, 2021, the Administrator entered into a sub-administration agreement with Carlyle Employee Co. (the “Carlyle Sub-Administration Agreement”). Pursuant to the Carlyle Sub-Administration Agreement, Carlyle Employee Co. provides the Administrator with access to personnel. The Company will ultimately bear the costs of the Carlyle Sub-Administration Agreement and any additional sub-administration agreements that the Administrator enters into.
On March 17, 2021, the Administrator entered into a sub-administration agreement with DST Asset Manager Solutions, Inc. (“DST” and, such agreement, the “DST Sub-Administration Agreement”).
On June 30, 2021, the Administrator entered into a sub-administration agreement with State Street Bank and Trust Company (“State Street” and, such agreement, the “State Street Sub-Administration Agreement” and, together with the Carlyle Sub-Administration Agreements and the DST Sub-Administration Agreement, the “Sub-Administration Agreements”).
For the three months ended September 30, 2021 and for the period from Commencement through September 30, 2021, fees incurred in connection with the State Street Sub-Administration Agreement and the DST Sub-Administration Agreement amounted to $40,224 and $63,324, respectively. As of September 30, 2021, $63,324 was unpaid and included in sub-administrative service fees payable in the accompanying Statement of Assets and Liabilities.
Placement Fees
On June 21, 2021, the Company entered into a placement fee arrangement with TCG Capital Markets L.L.C. (“TCG”), a licensed broker dealer and an affiliate of the Investment Adviser, which may require shareholders to pay a placement fee to TCG for TCG’s services.
For the three months ended September 30, 2021 and for the period from Commencement through September 30, 2021, TCG did not earn placement fees from the Company’s shareholders in connection with the issuance or sale of common shares of beneficial interest of the Company.
Board of Trustees
The Company’s Board of Trustees currently consists of seven members, five of whom are independent trustees. The Board of Trustees has established an audit committee and a pricing committee of the Board of Trustees, and may establish additional committees in the future. For the three months ended September 30, 2021 and for the period from Commencement through September 30, 2021, the Company incurred $76,000 and $93,654, respectively, in fees and expenses associated with its Independent Trustees’ services on the Company's Board of Trustees and its committees. As of September 30, 2021, $93,654 was unpaid and included in trustees’ fees and expenses payable in the accompanying Statement of Assets and Liabilities.
5. COMMITMENTS AND CONTINGENCIES

In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnification or warranties. Future events could occur that lead to the execution of these provisions against the Company. The Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the financial statements as of September 30, 2021 for any such exposure.

The Company currently is and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments. The Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of the indicated dates:

Par Value as of
September 30, 2021
Unfunded delayed draw commitments	$15,512,577
Unfunded revolving commitments	8,096
Total unfunded commitments	$15,520,673
6. NET ASSETS
In connection with its formation, the Company has the authority to issue an unlimited number of common shares of beneficial interest of the Company, par value $0.001 per share (“Shares”).
On May 28, 2021, the Company issued 5,000 Shares for $100,000 to its Investment Adviser. The Company has not had any other transactions involving its equity.
The following table summarizes capital activity during the three months ended September 30, 2021:

	Common Shares of Beneficial Interest		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount
Balance, beginning of period	5,000	$5	$99,995	$(87,989)	$—	$(9)	$12,002
Net investment income (loss)	—	—	—	(289,992)	—	—	(289,992)
Net change in unrealized appreciation (depreciation) on investments and non-investment assets and liabilities	—	—	—	—	—	701	701
Balance, end of period	5,000	$5	$99,995	$(377,981)	$—	$692	$(277,289)

The following table summarizes capital activity during the period from Commencement through September 30, 2021:

	Common Shares of Beneficial Interest		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount
Balance, beginning of period	—	$—	$—	$—	$—	$—	$—
Common Shares of Beneficial Interest issued	5,000	5	99,995	—	—	—	100,000
Net investment income (loss)	—	—	—	(377,981)	—	—	(377,981)
Net change in unrealized appreciation (depreciation) on investments and non-investment assets and liabilities	—	—	—	—	—	692	692
Balance, end of period	5,000	$5	$99,995	$(377,981)	$—	$692	$(277,289)

    The following table summarizes total common shares of beneficial interest issued and proceeds related to capital activity during the period from Commencement through September 30, 2021.

	Shares Issued	Proceeds
May 28, 2021	5,000	$100,000
Total	5,000	$100,000

The Company computes earnings per Share in accordance with ASC 260, Earnings Per Share. Basic earnings per Share were calculated by dividing net increase (decrease) in net assets resulting from operations attributable to the Company by the weighted-average number of Share outstanding for the period.

Basic and diluted earnings per Share were as follows:

	For the three months ended	For the period from Commencement through
	September 30, 2021	September 30, 2021
Net increase (decrease) in net assets resulting from operations	$(289,291)	$(377,289)
Weighted-average Shares outstanding	5,000	5,000
Basic and diluted earnings per common Share	$(57.86)	$(75.46)

7. FINANCIAL HIGHLIGHTS
The following is a schedule of financial highlights for the period from Commencement through September 30, 2021:

For the period from Commencement through
September 30, 2021
Per Share Data:
Net asset value per Share, beginning of period	$20.00
Net investment income (loss) (1)	(75.60)
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments and non-investment assets and liabilities	0.14
Net increase (decrease) in net assets resulting from operations	(75.46)
Net asset value per Share, end of period	$(55.46)
Number of Shares outstanding, end of period	5,000
Total return based on net asset value (2)	(377.30)%
Net assets, end of period	$(277,289)
Ratio to average net assets (3):
Expenses before incentive fees	(148.63)%
Expenses after incentive fees	(148.63)%
Net investment income (loss)	(136.31)%
Ratios/Supplemental Data:
Portfolio turnover	3.35%
Total committed capital, end of period	$—
Ratio of total contributed capital to total committed capital, end of period	—%
Weighted-average Shares outstanding	5,000
(1)Net investment income (loss) per Share was calculated as net investment income (loss) for the period divided by the weighted average number of Shares outstanding for the period.
(2)Total return based on net asset value (not annualized) is based on the change in net asset value per Share during the period divided by the beginning net asset value for the period.
(3)These ratios to average net assets have not been annualized.
8. LITIGATION
The Company may become party to certain lawsuits in the ordinary course of business. The Company does not believe that the outcome of current matters, if any, will materially impact the Company or its financial statements. As of September 30, 2021, the Company was not subject to any material legal proceedings, nor, to the Company’s knowledge, is any material legal proceeding threatened against the Company.
In addition, portfolio investments of the Company could be the subject of litigation or regulatory investigations in the ordinary course of business. The Company does not believe that the outcome of any current contingent liabilities of its portfolio investments, if any, will materially affect the Company or these financial statements.

9. TAX
The Company has not recorded a liability for any uncertain tax positions pursuant to the provisions of ASC 740, Income Taxes, as of September 30, 2021.
In the normal course of business, the Company is subject to examination by federal and certain state, local and foreign tax regulators. As of September 30, 2021, the Company has yet to file any tax returns and therefore is not yet subject to examination.
10. SUBSEQUENT EVENTS
Subsequent events have been evaluated through the date the financial statements were issued. There have been no subsequent events that require recognition or disclosure through the date the financial statements were issued, except as disclosed below and elsewhere in these financial statements.
On November 2, 2021, the Board of Trustees approved a novation agreement, which was executed by the Company, the Investment Adviser and CSL III Advisor, LLC (the “New Adviser”), on November 11, 2021, pursuant to which a novation of the Investment Advisory Agreement was effected so that the New Adviser, an investment adviser that is registered with the SEC under the Investment Advisers Act of 1940, as amended, was substituted for the Investment Adviser and the Investment Adviser was released from its obligations under the Investment Advisory Agreement. In connection therewith, the Board of Trustees approved an amended and restated investment advisory agreement, which was executed by the Company and the New Adviser on November 11, 2021, the terms of which are substantially identical to the terms of the Investment Advisory Agreement, except for (1) the substitution of the New Adviser for the Investment Adviser as a party thereto, (2) associated changes relating to the legal forms of such parties, and (3) a limited number of non-material changes to the existing Investment Advisory Agreement. The New Adviser is a wholly owned subsidiary of Carlyle.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
We have included or incorporated by reference in this Form 10-Q, and from time to time our management may make, “forward-looking statements”. These forward-looking statements are not historical facts, but instead relate to future events or the future performance or financial condition of Carlyle Secured Lending III (“we,” “us,” “our,” “CSL III” or the “Company”). These statements are based on current expectations, estimates and projections about us, our current or prospective portfolio investments, our industry, our beliefs, and our assumptions. The forward-looking statements contained in this Form 10-Q involve a number of risks and uncertainties, including statements concerning:
•our ability to replicate the historical success of Carlyle or the historical performance of TCG BDC, Inc. and TCG BDC II, Inc.;
•our, or our portfolio companies’, future business, operations, operating results or prospects, including our and their ability to achieve our respective objectives as a result of the COVID-19 pandemic;
•the return or impact of current and future investments;
•the general economy and its impact on the industries in which we invest, and the impact of the COVID-19 pandemic thereon;
•the impact of any protracted decline in the liquidity of credit markets on our business and the impact of the COVID-19 pandemic thereon;
•the impact of fluctuations in interest rates, including changes in or the discontinuation of the London Interbank Offered Rate (“LIBOR”), on our business;
•the valuation of our investments in portfolio companies, particularly those having no liquid trading market, and the impact of the COVID-19 pandemic thereon;
•the impact of changes in laws, policies or regulations (including the interpretation thereof) affecting our operations or the operations of our portfolio companies;
•our ability to recover unrealized losses;
•market conditions and our ability to access alternative debt markets and additional debt and equity capital, and the impact of the COVID-19 pandemic thereon;
•our contractual arrangements and relationships with third parties;
•uncertainty surrounding the financial stability of the United States, Europe and China;
•the social, geopolitical, financial, trade and legal implications of the exit of the United Kingdom from the European Union, or Brexit;
•competition with other entities and our affiliates for investment opportunities;
•the speculative and illiquid nature of our investments;
•the use of borrowed money to finance a portion of our investments;
•our expected financings and investments;
•the adequacy of our cash resources and working capital;
•the timing, form and amount of any dividend distributions;
•the timing of cash flows, if any, from the operations of our portfolio companies, and the impact of the COVID-19 pandemic thereon;
•our ability to consummate any liquidation event;
•the ability of CSL III Advisor, LLC (the “Investment Adviser”) to locate suitable investments for us and to monitor and administer our investments;
•the ability of The Carlyle Group Employee Co., L.L.C. (“Carlyle Employee Co.”) to attract and retain highly talented professionals that can provide services to our Investment Adviser and Carlyle Global Credit Administration L.L.C. (the “Administrator”);
•our ability to maintain our status as a business development company (“BDC”); and

•our ability to satisfy the requirements of a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).
We use words such as “anticipates,” “believes,” “expects,” “intends,” “will,” “should,” “may,” “plans,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “targets,” “projects,” “outlook,” “potential,” “predicts” and variations of these words and similar expressions to identify forward-looking statements, although not all forward-looking statements include these words. Our actual results and condition could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Risk Factors” in Item 1A of our registration statement on Form 10, as amended (our "Registration Statement").
We have based the forward-looking statements included in this Form 10-Q on information available to us on the date of this Form 10-Q, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the Securities and Exchange Commission (the “SEC”), including our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.
OVERVIEW
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Part I, Item 1 of this Form 10-Q “Financial Statements.” This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to those described in "Risk Factors" in Item 1A of our Registration Statement. Our actual results could differ materially from those anticipated by such forward-looking statements due to factors discussed under “Risk Factors” in our Registration Statement and “Cautionary Statements Regarding Forward-Looking Statements” appearing elsewhere in this Form 10-Q.
We were formed on February 8, 2021 as a Delaware statutory trust and commenced operations on May 28, 2021 (“Commencement”). We are structured as an externally managed, non-diversified closed-end investment company. We have elected to be regulated as a BDC under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”). We intend to elect to be treated, and intend to comply with the requirements to qualify annually, as a RIC under Subchapter M of the Code.
Our investment objective is to generate current income and, to a lesser extent, capital appreciation primarily through secured debt investments with favorable risk-adjusted returns. Our investment strategy seeks to extract enhanced yield from a directly originated, and defensively constructed, portfolio of credit investments. The strategy’s core focus is U.S. middle market cash flow finance, principally in companies supported by financial sponsors. This core strategy will be supplemented with complementary specialty lending and opportunistic investing strategies, which take advantage of the broad capabilities of Carlyle’s Global Credit business segment’s platform while offering risk diversifying portfolio benefits. In describing our business, we use the term “middle market” to refer generally to companies with approximately $25 million to $100 million of earnings before interest, taxes, depreciation and amortization (“EBITDA”).
We invest primarily in loans to middle market companies whose debt, if rated, is rated below investment grade and, if not rated, would likely be rated below investment grade if it were rated (that is, below BBB- or Baa3, which is often referred to as "junk"). Exposure to below investment grade instruments involves certain risks, including speculation with respect to the borrower's capacity to pay interest and repay principal. Our expected portfolio will be predominantly invested in first lien loans, while a minority of the portfolio may also include, but not be limited to, assets such as second lien loans, unsecured debt, mezzanine debt, and select investments in preferred and common equities.
We are externally managed by our Investment Adviser, an investment adviser registered under the Advisers Act. Our Administrator provides the administrative services necessary for us to operate. Both our Investment Adviser and our Administrator are wholly owned subsidiaries of Carlyle Investment Management L.L.C., a subsidiary of Carlyle. Our Investment Adviser’s five-person investment committee is responsible for reviewing and approving our investment opportunities. The members of the investment committee have experience investing through different credit cycles. Our Investment Adviser’s investment committee comprises five of the most senior credit professionals within the Carlyle Global Credit segment, with backgrounds and expertise across asset classes and over 26 years of average industry experience and 10 years of average tenure. In addition, our Investment Adviser and its investment team are supported by a team of finance, operations and administrative professionals currently employed by Carlyle Employee Co., a wholly owned subsidiary of Carlyle.

In conducting our investment activities, we believe that we benefit from the significant scale and resources of Carlyle, including our Investment Adviser and its affiliates.
KEY COMPONENTS OF OUR RESULTS OF OPERATIONS
Investments
Our level of investment activity can and does vary substantially from period to period depending on many factors, including the amount of debt available to middle market companies, the general economic environment and the competitive environment for the type of investments we make.
Revenue
We generate revenue primarily in the form of interest income on debt investments we hold. In addition, we generate income from dividends on direct equity investments, capital gains on the sales of loans and debt and equity securities and various loan origination and other fees. We expect our debt investments to generally have a stated term of five to eight years and generally bear interest at a floating rate usually determined on the basis of a benchmark such as LIBOR. Interest on these debt investments is generally paid quarterly. In some instances, we receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments fluctuates significantly from period to period. Our portfolio activity also reflects the proceeds of sales of securities. We may also generate revenue in the form of commitment, origination, amendment, structuring or due diligence fees, fees for providing managerial assistance and consulting fees.
Expenses
Our primary operating expenses include the payment of: (i) investment advisory fees, including management fees and incentive fees, to our Investment Adviser pursuant to an investment advisory agreement (the “Investment Advisory Agreement”) between us and our Investment Adviser; (ii) costs and other expenses and our allocable portion of overhead incurred by our Administrator in performing its administrative obligations under an administration agreement (the “Administration Agreement”) between us and our Administrator; and (iii) other operating expenses as detailed below:

•our Organizational and Offering Costs (the amount of Organizational and Offering Costs in excess of 0.15% of our total capital commitments to be paid by our Investment Adviser and the offering costs to be amortized over the 12 months beginning on the Initial Drawdown Date; to the extent the Company’s total capital commitments later increase, the Investment Adviser or its affiliates may be reimbursed by the Company for past payments of excess Organizational and Offering Costs made on the Company’s behalf provided that the total Organizational and Offering Costs borne by the Company do not exceed 0.15% of total capital commitments and provided further that the Investment Adviser or its affiliates may not be reimbursed for payment of excess Organizational and Offering Costs that were incurred more than three years prior to the proposed reimbursement);
•the costs associated with any offerings of our Shares incurred after the final closing date, which will occur no later than twelve months following the first date on which we accept subscriptions from unaffiliated investors for our common shares of beneficial interest to be issued in our private offering; provided, that the Board of Trustees may extend the final closing date by up to an additional one-year period in its discretion (such date, as extended, the “Final Closing Date”);
•the costs associated with any offerings of our securities other than our Shares;
•calculating individual asset values and our NAV (including the cost and expenses of any independent valuation firms);
•expenses, including travel expenses, incurred by our Investment Adviser, or members of our Investment Adviser’s investment team, or payable to third parties, performing due diligence on prospective portfolio companies and, if necessary, expenses of enforcing our rights;
•the base management fee and any incentive fee;
•certain costs and expenses relating to distributions paid on our shares;
•administration fees payable under our Administration Agreement and sub-administration agreements, including related expenses;
•debt service and other costs of borrowings or other financing arrangements;
•the allocated costs incurred by our Investment Adviser in providing managerial assistance to those portfolio companies that request it;

•amounts payable to third parties relating to, or associated with, making or holding investments;
•the costs associated with subscriptions to data service, research-related subscriptions and expenses and quotation equipment and services used in making or holding investments;
•transfer agent and custodial fees;
•costs of hedging;
•commissions and other compensation payable to brokers or dealers;
•federal and state registration fees;
•any U.S. federal, state and local taxes, including any excise taxes;
•Independent Trustee fees and expenses;
•costs of preparing financial statements and maintaining books and records, costs of preparing tax returns, costs of Sarbanes-Oxley Act compliance and attestation and costs of filing reports or other documents with the SEC (or other regulatory bodies), and other reporting and compliance costs, including registration and listing fees, and the compensation of professionals responsible for the preparation or review of the foregoing;
•the costs of any reports, proxy statements or other notices to our shareholders (including printing and mailing costs), the costs of any shareholders’ meetings and the compensation of investor relations personnel responsible for the preparation of the foregoing and related matters;
•the costs of specialty and custom software for monitoring risk, compliance and overall portfolio, including any development costs incurred;
•our fidelity bond;
•Trustees and officers/errors and omissions liability insurance, and any other insurance premiums;
•indemnification payments;
•direct fees and expenses associated with independent audits, agency, consulting and legal costs;
•the Company’s fees and expenses related to any Liquidity Event and/or Exchange Transaction; and
•all other expenses incurred by either our Administrator or us in connection with administering our business, including payments under the Administration Agreement for administrative services that will be equal to an amount that would reimburse the Administrator for its costs and expenses and our allocable portion of overhead incurred by the Administrator in performing its obligations under the Administration Agreement, including compensation paid to or compensatory distributions received by our officers (including our Chief Compliance Officer and Chief Financial Officer) and any of their respective staff who provide services to us, operations staff who provide services to us, and internal audit staff in their role of performing our Sarbanes-Oxley Act internal control assessment.
We expect our general and administrative expenses to be relatively stable or to decline as a percentage of total assets during periods of asset growth and to increase during periods of asset declines.

PORTFOLIO AND INVESTMENT ACTIVITY
Below is a summary of certain characteristics of our investment portfolio as of September 30, 2021.

As of
September 30, 2021
Number of investments	16
Number of portfolio companies	15
Number of industries	12
Percentage of total investment fair value:
First Lien Debt	84.6%
Second Lien Debt	15.4%
Total secured debt	100.0%
Equity investments	—%
Percentage of debt investment fair value:
Floating rate (1)	100.0%
Fixed interest rate	—%
(1) Primarily subject to interest rate floors.
Our investment activity for the three months ended September 30, 2021 is presented below (information presented herein is at amortized cost unless otherwise indicated):

For the three months ended
September 30, 2021
Investments:
Total investments, beginning of period	$27,238
New investments purchased	57,593
Net accretion of discount on investments	54
Net realized gain (loss) on investments	—
Investments sold or repaid	(1,391)
Total Investments, end of period	$83,494
Principal amount of investments funded:
First Lien Debt	$45,392
Second Lien Debt	13,295
Equity Investments	4
Total	$58,691
Principal amount of investments sold or repaid:
First Lien Debt	$(1,337)
Second Lien Debt	—
Total	$(1,337)
Number of new funded investments	14
Average amount of new funded investments	$3,392
Percentage of new funded debt investments at floating interest rates	100%
Percentage of new funded debt investments at fixed interest rates	—%

As of September 30, 2021, investments consisted of the following:

	September 30, 2021
	Amortized Cost	Fair Value
First Lien Debt	$70,516	$71,214
Second Lien Debt	12,942	12,938
Equity Investments	36	36
Total	$83,494	$84,188
The weighted average yields (1) for our first and second lien debt, based on the amortized cost and fair value as of September 30, 2021, were as follows:

	September 30, 2021
	Amortized Cost	Fair Value
First Lien Debt Total	7.23%	7.16%
Second Lien Debt	9.05%	9.05%
First and Second Lien Debt Total	7.51%	7.45%

(1)Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of September 30, 2021. Weighted average yield on debt and income producing securities at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of original issue discount ("OID") and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at fair value included in such securities. Weighted average yield on debt and income producing securities at amortized cost is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at amortized cost included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented above.
As of September 30, 2021, all of our first and second lien debt investments were performing and current on their interest payments. See the Schedule of Investments as of September 30, 2021 in our financial statements in Part I, Item 1 of this Form 10-Q for more information on our investments, including a list of companies and type and amount of investments.
As part of the monitoring process, our Investment Adviser has developed risk policies pursuant to which it regularly assesses the risk profile of each of our debt investments and rates each of them based on the following categories, which we refer to as “Internal Risk Ratings”. Pursuant to these risk policies, an Internal Risk Rating of 1 – 5, which are defined below, is assigned to each debt investment in our portfolio. Key drivers of internal risk ratings include financial metrics, financial covenants, liquidity and enterprise value coverage.
Internal Risk Ratings Definitions

Rating	Definition
1	Borrower is operating above expectations, and the trends and risk factors are generally favorable.

2
Borrower is operating generally as expected or at an acceptable level of performance. The level of risk to our initial cost bases is similar to the risk to our initial cost basis at the time of origination. This is the initial risk rating assigned to all new borrowers.

3
Borrower is operating below expectations and level of risk to our cost basis has increased since the time of origination. The borrower may be out of compliance with debt covenants. Payments are generally current although there may be higher risk of payment default.

4
Borrower is operating materially below expectations and the loan’s risk has increased materially since origination. In addition to the borrower being generally out of compliance with debt covenants, loan payments may be past due, but generally not by more than 120 days. It is anticipated that we may not recoup our initial cost basis and may realize a loss of our initial cost basis upon exit.

5
Borrower is operating substantially below expectations and the loan’s risk has increased substantially since origination. Most or all of the debt covenants are out of compliance and payments are substantially delinquent. It is anticipated that we will not recoup our initial cost basis and may realize a substantial loss of our initial cost basis upon exit.

Our Investment Adviser monitors and, when appropriate, changes the investment ratings assigned to each debt investment in our portfolio. Our Investment Adviser reviews our investment ratings in connection with our quarterly valuation process. The below table summarizes the Internal Risk Ratings as of September 30, 2021.

September 30, 2021
	Fair Value	% of Fair Value
(dollar amounts in millions)
Internal Risk Rating 1	$—	—%
Internal Risk Rating 2	84,152	100.0
Internal Risk Rating 3	—	—
Internal Risk Rating 4	—	—
Internal Risk Rating 5	—	—
Total	$84,152	100.0%
As of September 30, 2021, the weighted average Internal Risk Rating of our debt investment portfolio was 2.0 and none of our debt investments were assigned an Internal Risk Rating of 5.
RESULTS OF OPERATIONS
For the three months ended September 30, 2021 and for the period from Commencement through September 30, 2021
The net increase or decrease in net assets from operations may vary substantially from period to period as a result of various factors, including the recognition of realized gains and losses and net change in unrealized appreciation and depreciation. As a result, quarterly comparisons may not be meaningful.
Investment Income
Investment income for the three months ended September 30, 2021 and for the period from Commencement through September 30, 2021 was as follows:

	For the three months ended	For the period from Commencement through
	September 30, 2021	September 30, 2021
First Lien Debt	$33,864	$34,037
Second Lien Debt	120	120
Equity Investments	—	—
Cash	—	—
Total investment income	$33,984	$34,157
Interest income on our first and second lien debt investments is dependent on the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of September 30, 2021, there were no first or second lien debt investments on non-accrual status.
Net investment income for the three months ended September 30, 2021 and for the period from Commencement through September 30, 2021 was as follows:

	For the three months ended	For the period from Commencement through
	September 30, 2021	September 30, 2021
Total investment income	$33,984	$34,157
Total expenses	323,976	412,138
Net investment income (loss)	$(289,992)	$(377,981)

Expenses
Expenses for the three months ended September 30, 2021 and for the period from Commencement through September 30, 2021 comprised the following:

	For the three months ended	For the period from Commencement through
	September 30, 2021	September 30, 2021
Organizational expenses	$34,234	$62,008
Offering costs	10,446	12,730
Professional fees	106,426	121,426
Administrative service fees	46,315	46,315
Sub-administrative service fees	40,224	63,324
Trustees’ fees and expenses	76,000	93,654
Other general and administrative	10,331	12,681
Total expenses	$323,976	$412,138
Organizational expenses and offering costs include expenses incurred in the initial formation of the Company and in the offering of the Shares incurred on or prior to the Final Closing Date. Professional fees include legal, rating agencies, audit, tax, valuation, technology and other professional fees incurred related to the management of the Company. Administrative service fees represent fees paid to the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the administration agreement, including our allocable portion of the cost of certain of our executive officers and their respective staff. Sub-administrative service fees represent fees paid to State Street Bank and Trust Company (“State Street”) pursuant to a sub-administration agreement, dated as of June 30, 2021, between our Administrator and State Street and fees paid to DST Asset Manager Solutions, Inc. (“DST”) pursuant to a sub-administration agreement, dated as of March 17, 2021, between our Administrator and DST. Other general and administrative expenses include insurance, filing, research, subscriptions, and other costs.
Net Change in Unrealized Appreciation (Depreciation) on Investments

During the three months ended September 30, 2021, we recorded a change in unrealized appreciation on 7 investments totaling approximately $709 and a change in unrealized depreciation on 4 investments of approximately $6. During the period from Commencement through September 30, 2021, we recorded a change in unrealized appreciation on 7 investments totaling approximately $709 and a change in unrealized depreciation on 6 investments of approximately $15.
Net realized gain (loss) and net change in unrealized appreciation (depreciation) for the three months ended September 30, 2021 and for the period from Commencement through September 30, 2021 were as follows:

	For the three months ended	For the period from Commencement through
	September 30, 2021	September 30, 2021
Net realized gain (loss) on investments	$—	$—
Net change in unrealized appreciation (depreciation) on investments	703	694
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments	$703	$694

Net realized gain (loss) and net change in unrealized appreciation (depreciation) by the type of investments for the three months ended September 30, 2021 and for the period from Commencement through September 30, 2021 were as follows:

	For the three months ended		For the period from Commencement through
	September 30, 2021		September 30, 2021
	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)
First Lien Debt	$—	$707	$—	$698
Second Lien Debt	—	(4)	—	(4)
Equity Investments	—	—	—	—
Total	$—	$703	$—	$694

Net change in unrealized appreciation (depreciation) is driven by changes in other inputs utilized under our valuation methodology, including, but not limited to, enterprise value multiples, borrower leverage multiples and borrower ratings, and the impact of exits.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
We intend to generate cash from the net proceeds of offerings of our Shares and through cash flows from operations, including investment sales and repayments as well as income earned on investments and cash equivalents. We may also fund a portion of our investments through borrowings from banks and issuances of senior securities. The primary use of existing funds and any funds raised in the future is expected to be for investments in portfolio companies, repayment of indebtedness, cash distributions to our shareholders and for other general corporate purposes. We believe our current cash position and net cash provided by operating activities, along with capital drawdowns from the private offering of our Shares and borrowings from financial institutions, will provide us with sufficient resources to meet our obligations and continue to support our investment objectives, including reserving for the capital needs which may arise at our portfolio companies.
Equity Activity
Shares issued as of September 30, 2021 were 5,000. The following table summarizes activity in the number of common shares of beneficial interest outstanding during the period from Commencement through September 30, 2021:

For the period from Commencement through
September 30, 2021
Shares outstanding, beginning of period	—
Common shares of beneficial interest issued	5,000
Shares outstanding, end of period	5,000
OFF BALANCE SHEET ARRANGEMENTS
In the ordinary course of our business, we enter into contracts or agreements that contain indemnifications or warranties. Future events could occur which may give rise to liabilities arising from these provisions against us. We believe that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in these financial statements as of September 30, 2021 included in Part I, Item 1 of this Form 10-Q for any such exposure.
We are currently and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments.

We had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of September 30, 2021:

Par Value as of
September 30, 2021
Unfunded delayed draw commitments	$15,512,577
Unfunded revolving commitments	8,096
Total unfunded commitments	$15,520,673
CRITICAL ACCOUNTING POLICIES
The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies, including those relating to the valuation of our investment portfolio, are described below. The critical accounting policies should be read in connection with our financial statements in Part I, Item 1 of this Form 10-Q.
Fair Value Measurements
The Company applies fair value accounting in accordance with the terms of Financial Accounting Standards Board ASC Topic 820, Fair Value Measurement (“ASC 820”). ASC 820 defines fair value as the amount that would be exchanged to sell an asset or transfer a liability in an orderly transfer between market participants at the measurement date. The Company values securities/instruments traded in active markets on the measurement date by multiplying the closing price of such traded securities/instruments by the quantity of shares or amount of the instrument held. The Company may also obtain quotes with respect to certain of its investments, such as its securities/instruments traded in active markets and its liquid securities/instruments that are not traded in active markets, from pricing services, brokers, or counterparties (i.e., “consensus pricing”). When doing so, the Company determines whether the quote obtained is sufficient according to U.S. GAAP to determine the fair value of the security. The Company may use the quote obtained or alternative pricing sources may be utilized including valuation techniques typically utilized for illiquid securities/instruments.
Securities/instruments that are illiquid or for which the pricing source does not provide a valuation or methodology or provides a valuation or methodology that, in the judgment of the Investment Adviser or the Board of Trustees, does not represent fair value shall each be valued as of the measurement date using all techniques appropriate under the circumstances and for which sufficient data is available. These valuation techniques may vary by investment and include comparable public market valuations, comparable precedent transaction valuations and/or discounted cash flow analyses. The process generally used to determine the applicable value is as follows: (i) the value of each portfolio company or investment is initially reviewed by the investment professionals responsible for such portfolio company or investment and, for non-traded investments (i.e. illiquid securities/instruments), a standardized template designed to approximate fair market value based on observable market inputs, updated credit statistics and unobservable inputs is used to determine a preliminary value, which is also reviewed alongside consensus pricing, where available; (ii) preliminary valuation conclusions are documented and reviewed by a valuation committee comprised of members of senior management; (iii) the Board of Trustees engages a third-party valuation firm to provide positive assurance on portions of first lien senior secured loans, “unitranche” loans and second lien senior secured loans each quarter (such that each non-traded investment is reviewed by a third-party valuation firm at least once on a rolling twelve month basis) including a review of management’s preliminary valuation and conclusion on fair value; (iv) the Audit Committee of the Board of Trustees (the “Audit Committee”) reviews the assessments of the Investment Adviser and the third-party valuation firm and provides the Board of Trustees with any recommendations with respect to changes to the fair value of each investment in the portfolio; and (v) the Board of Trustees discusses the valuation recommendations of the Audit Committee and determines the fair value of each investment in the portfolio in good faith based on the input of the Investment Adviser and, where applicable, the third-party valuation firm.
All factors that might materially impact the value of an investment are considered, including, but not limited to the assessment of the following factors, as relevant:

•the nature and realizable value of any collateral;
•call features, put features and other relevant terms of debt;
•the portfolio company’s leverage and ability to make payments;
•the portfolio company’s public or private credit rating;

•the portfolio company’s actual and expected earnings and discounted cash flow;
•prevailing interest rates and spreads for similar securities and expected volatility in future interest rates;
•the markets in which the portfolio company does business and recent economic and/or market events; and
•comparisons to comparable transactions and publicly traded securities.
Investment performance data utilized are the most recently available financial statements and compliance certificates received from the portfolio companies as of the measurement date which in many cases may reflect a lag in information.
Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may fluctuate from period to period. Because of the inherent uncertainty of valuation, these estimated values may differ significantly from the values that would have been reported had a ready market for the investments existed, and it is reasonably possible that the difference could be material.
In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the financial statements as of September 30, 2021.
U.S. GAAP establishes a hierarchical disclosure framework which ranks the level of observability of market price inputs used in measuring investments at fair value. The observability of inputs is impacted by a number of factors, including the type of investment and the characteristics specific to the investment and state of the marketplace, including the existence and transparency of transactions between market participants. Investments with readily available quoted prices or for which fair value can be measured from quoted prices in active markets generally have a higher degree of market price observability and a lesser degree of judgment applied in determining fair value.
For further information on the fair value hierarchies, our framework for determining fair value and the composition of our portfolio, see Note 3, Fair Value Measurements, to the financial statements in Part I, Item 1 of this Form 10-Q.
Use of Estimates
The preparation of financial statements in Part I, Item 1 of this Form 10-Q in conformity with U.S. GAAP requires management to make assumptions and estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management’s estimates are based on historical experiences and other factors, including expectations of future events that management believes to be reasonable under the circumstances. It also requires management to exercise judgment in the process of applying the Company’s accounting policies. Assumptions and estimates regarding the valuation of investments and their resulting impact on management and incentive fees involve a higher degree of judgment and complexity and these assumptions and estimates may be significant to the financial statements in Part I, Item 1 of this Form 10-Q. Actual results could differ from these estimates and such differences could be material.
Investments
Investment transactions are recorded on the trade date. Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment using the specific identification method without regard to unrealized appreciation or depreciation previously recognized, and includes investments charged off during the period, net of recoveries. Net change in unrealized appreciation or depreciation on investments as presented in the Statements of Operations in Part I, Item 1 of this Form 10-Q reflects the net change in the fair value of investments, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.
Revenue Recognition
Interest from Investments and Realized Gain/Loss on Investments
Interest income is recorded on an accrual basis and includes the accretion of discounts and amortization of premiums. Discounts from and premiums to par value on debt investments purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method. The amortized cost of debt investments represents the original cost, including origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion of discounts and amortization of premiums, if any. The Company may have delayed draw loans in its portfolio with OID received at origination. OID received prior to funding on delayed draw loans is included in deferred income in the Statement of

Assets and Liabilities. Upon funding, this amount is recorded and accreted into interest income over the life of the respective security using the effective interest method. At time of exit, the realized gain or loss on an investment is the difference between the amortized cost at time of exit and the cash received at exit using the specific identification method.
The Company may have loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in interest income in the Statements of Operations in Part I, Item 1 of this Form 10-Q.
Other Income
Other income may include income such as consent, waiver, amendment, unused, underwriting, arranger and prepayment fees associated with the Company’s investment activities as well as any fees for managerial assistance services rendered by the Company to the portfolio companies. Such fees are recognized as income when earned or the services are rendered. The Company may receive fees for guaranteeing the outstanding debt of a portfolio company. Such fees are amortized into other income over the life of the guarantee. The unamortized amount, if any, is included in other assets in the Statement of Assets and Liabilities included in Part I, Item 1 of this Form 10-Q.
Non-Accrual Income
Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest are paid current and, in management’s judgment, are likely to remain current. Management may determine not to place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection.
Income Taxes
For federal income tax purposes, the Company intends to elect to be treated as a RIC under the Code, and intends to make the required distributions to its shareholders as specified therein. In order to qualify as a RIC, the Company must, among other things, meet certain minimum distribution, source-of-income and asset diversification requirements. If such requirements are met, then the Company is generally required to pay income taxes only on the portion of its taxable income and gains it does not distribute.
The minimum distribution requirements applicable to RICs require the Company to distribute to its shareholders at least 90% of its investment company taxable income, as defined by the Code, each year. Depending on the level of taxable income and net capital gain earned in a year, we may choose to carry forward taxable income or net capital gain for distribution in the following year and pay the applicable U.S. federal excise tax. Distributions will be appropriately adjusted for any taxes payable by the Company or any direct or indirect subsidiary through which it invests (including any corporate, state, local, non-U.S. and withholding taxes).
In addition, based on the excise distribution requirements, the Company will be subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner an amount at least equal to the sum of (1) 98% of its ordinary income for each calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any undistributed ordinary income and capital gain net income for preceding years on which we paid no U.S. federal income tax less certain over-distributions in prior years. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax for the tax year ending in that calendar year is considered to have been distributed by year end (or earlier if estimated taxes are paid).
The Company evaluates tax positions taken or expected to be taken in the course of preparing its financial statements to determine whether the tax positions are “more-likely than not” to be sustained by the applicable tax authority. All penalties and interest associated with income taxes, if any, are included in income tax expense.

Dividends and Distributions to Shareholders
To the extent that the Company has taxable income available, the Company intends to make quarterly distributions to its shareholders. Dividends and distributions to shareholders are recorded on the record date. The amount to be distributed, if any, is determined by the Board of Trustees each quarter. Any dividends to the Company’s shareholders will be declared out of assets legally available for distribution.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are subject to financial market risks, including changes in the valuations of our investment portfolio and interest rates.
Valuation Risk
Our investments generally do not have a readily available market price, and we value these investments at fair value as determined in good faith by our Board of Trustees in accordance with our valuation policy. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Because of the inherent uncertainty of valuation, these estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and it is possible that the difference could be material.
Interest Rate Risk
As of September 30, 2021, on a fair value basis, all of our debt investments bear interest at a floating rate, which primarily are subject to interest rate floors. Interest rates on the investments held within our portfolio of investments are typically based on floating LIBOR, with many of these investments also having a LIBOR floor.
Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our income in the future.
The following table estimates the potential changes in net cash flow generated from interest income, should interest rates increase or decrease by 100, 200 or 300 basis points. These hypothetical interest income calculations are based on a model of the settled debt investments in our portfolio, held as of September 30, 2021, and are only adjusted for assumed changes in the underlying base interest rates and the impact of that change on interest income.
We regularly measure exposure to interest rate risk. We assess interest rate risk and manage interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.
Based on our Statement of Assets and Liabilities as of September 30, 2021, the following table shows the annual impact on net investment income of base rate changes in interest rates for our settled debt investments (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

September 30, 2021
Basis Point Change	Interest Income	Interest Expense	Net Investment Income
Up 300 basis points	$2,000	$—	$2,000
Up 200 basis points	$1,000	$—	$1,000
Up 100 basis points	$—	$—	$—
Down 100 basis points	$—	$—	$—
Down 200 basis points	$—	$—	$—
Down 300 basis points	$—	$—	$—

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to the Company that is required to be disclosed by us in the reports we file or submit under the Exchange Act.
Changes in Internal Controls over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings
The Company may become party to certain lawsuits in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. The Company is not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against the Company. See also Note 8, Litigation, to the financial statements in Part I, Item 1 of this Form 10-Q.
Item 1A. Risk Factors.
In addition to the other information set forth within this Form 10-Q, consideration should be given to the information disclosed in “Risk Factors” in Part I, Item 1A of our in Item 1A of our Registration Statement.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Except as previously reported by the Company on a Current Report on Form 8-K, we did not sell any equity securities during the period covered in this report that were not registered under the Securities Act of 1933, as amended.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.
Item 6. Exhibits.

10.1	Novation of Investment Advisory Agreement, dated as of November 11, 2021, by and among Carlyle Secured Lending III, Carlyle Global Credit Investment Management L.L.C. and CSL III Advisor, LLC.*

10.2	Amended and Restated Investment Advisory Agreement, dated as of November 11, 2021, by and between Carlyle Secured Lending III and CSL III Advisor, LLC.*

31.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
* Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARLYLE SECURED LENDING III

Dated: November 12, 2021	By	/s/ Thomas M. Hennigan
Thomas M. Hennigan Chief Financial Officer (principal financial officer)