Form 10-K
period 2021-12-31
Carlyle Secured Lending III
filed 2022-03-04
CIK 1851277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                to
Commission File No. 000-54899
Carlyle Secured Lending III
(Exact name of Registrant as specified in its charter)

Delaware	86-6498423
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
One Vanderbilt Avenue, Suite 3400, New York, NY 10017
(Address of principal executive office) (Zip Code)
(212) 813-4900
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A
Securities registered pursuant to Section 12(g) of the Act: Common Shares of Beneficial Interest, par value $0.001 per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2021, there was no established public market for the registrant’s common shares of beneficial interest.
The number of shares of the registrant’s common shares of beneficial interest, $0.001 par value per share, outstanding at March 2, 2022 was 5,000.
Documents Incorporated by Reference: None

CARLYLE SECURED LENDING III

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
We have included or incorporated by reference in this Annual Report on Form 10-K (“Form 10-K”), and from time to time our management may make, “forward-looking statements”. These forward-looking statements are not historical facts, but instead relate to future events or the future performance or financial condition of Carlyle Secured Lending III (“we,” “us,” “our,” “CSL III” or the “Company”). These statements are based on current expectations, estimates and projections about us, our current or prospective portfolio investments, our industry, our beliefs, and our assumptions. The forward-looking statements contained in this Form 10-K involve a number of risks and uncertainties, including statements concerning:
•our ability to replicate the historical success of Carlyle or the historical performance of other BDCs managed by Carlyle;
•our, or our portfolio companies’, future business, operations, operating results or prospects, including our and their ability to achieve our respective objectives as a result of the COVID-19 pandemic;
•the return or impact of current and future investments;
•the general economy and its impact on the industries in which we invest and the impact of the COVID-19 pandemic thereon;
•the impact of any protracted decline in the liquidity of credit markets on our business;
•the impact of fluctuations in interest rates on our business, including from the discontinuation of the London Interbank Offered Rate (“LIBOR”) and the implementation of alternatives to LIBOR;
•the valuation of our investments in portfolio companies, particularly those having no liquid trading market, and the impact of the COVID-19 pandemic thereon;
•the impact of supply chain constraints on our portfolio companies and the global economy;
•the elevating levels of inflation, and its impact on our portfolio companies and on the industries in which we invest;
•the impact on our business of changes in laws, policies or regulations (including the interpretation thereof) affecting our operations or the operations of our portfolio companies;
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
•the impact of information technology system failures, data security breaches, data privacy compliance, network disruptions, and cybersecurity attacks;
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

We use words such as “anticipates,” “believes,” “expects,” “intends,” “will,” “should,” “may,” “plans,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “targets,” “projects,” “outlook,” “potential,” “predicts” and variations of these words and similar expressions to identify forward-looking statements, although not all forward-looking statements include these words. Our actual results and condition could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in this Form 10-K.
We have based the forward-looking statements included in this Form 10-K on information available to us on the date of this Form 10-K, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the Securities and Exchange Commission (the “SEC”), including our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

PART I
In this Form 10-K, except where the context suggests otherwise:
•the terms “we,” “us,” “our,” “Company” and “CSL III” refer to Carlyle Secured Lending III;
•the term “Carlyle” refers to The Carlyle Group Inc. (formerly known as The Carlyle Group L.P.) (NASDAQ: CG) and its affiliates and its consolidated subsidiaries (other than portfolio companies of its affiliated funds);
•the term “Carlyle Credit” refers to Carlyle’s Global Credit business segment;
•the term “Carlyle Direct Lending” refers to Carlyle Credit’s direct lending business unit, of which the Company is a part;
•the term “Investment Adviser” refers to CSL III Advisor, LLC, our investment adviser that is registered with the SEC under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), and a wholly owned and consolidated subsidiary of Carlyle; and
•the term “Administrator” refers to Carlyle Global Credit Administration L.L.C., our administrator, a wholly owned and consolidated subsidiary of Carlyle.
Item 1. Business
We were formed as an externally managed, non-diversified closed-end investment company focused on lending to middle market companies. We are managed by our Investment Adviser, a subsidiary of The Carlyle Group Inc. We have elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”). In addition, we intend to elect to be treated, and intend to continue to comply with the requirements to qualify annually, as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (together with the rules and regulations promulgated thereunder, the “Code”) beginning with the year ending December 31, 2022. We will be taxed as a regular C Corporation for the period from May 28, 2021 (“Commencement”) through December 31, 2021.
Our investment objective is to generate current income and, to a lesser extent, capital appreciation primarily through secured debt investments with favorable risk-adjusted returns that consider the risks described in “Item 1A. Risk Factors—Risks Related to Our Investments.” In pursuit of this objective, our investment strategy seeks to extract enhanced yield from a directly originated, and defensively constructed, portfolio of credit investments. The strategy’s core focus is U.S. middle market cash flow finance, principally in companies supported by financial sponsors. This core strategy is supplemented with complementary specialty lending and opportunistic investing strategies, which take advantage of the broad capabilities of Carlyle Credit’s platform while offering risk diversifying portfolio benefits. Generally, we expect our core strategy, complementary strategies, and opportunistic strategies to be 50-70%, 30-40%, and 0-15%, respectively, of the portfolio. In describing our business, we use the term “middle market” to refer generally to companies with approximately $25 million to $100 million of earnings before interest, taxes, depreciation and amortization (“EBITDA”). We expect to build a portfolio weighted towards first lien loans or unitranche loans (including last out portions of such loans), while a minority of our portfolio may also include, but not be limited to, assets such as second lien loans, unsecured debt, mezzanine debt and select investments in preferred and common equities. We expect that our loans will typically have a contractual maturity of six to seven years and will typically not preclude early repayment.
We intend to invest primarily in loans to middle market companies whose debt, if rated, is rated below investment grade, and, if not rated, would likely be rated below investment grade if it were rated (that is, below BBB- or Baa3, which is often referred to as “junk”). Exposure to below investment grade instruments involves certain risks, including speculation with respect to the borrower’s capacity to pay interest and repay principal.
We expect to generate revenues primarily in the form of interest income from the investments we hold. In addition, we expect to generate income from dividends on direct equity investments, capital gains on the sales of loans and debt and equity securities and various loan origination and other fees.
In conducting our investment activities, we believe that we will benefit from the significant scale and resources of Carlyle, including our Investment Adviser and its affiliates. Carlyle’s other existing BDC are, and will be, managed within Carlyle’s direct lending business, which operates within the broader Carlyle Credit platform. Our Investment Adviser will be served by an origination, capital markets, underwriting and portfolio management team comprised of experienced investment professionals within the Carlyle Credit platform. These professionals also support Carlyle’s management of its other BDCs.
We will seek to extract incremental yield to compensate us for the illiquidity that comes from investing in private transactions by integrating platform resources and to provide protection for our investment portfolio by constructing a diversified and defensive portfolio of primarily senior secured debt with customary creditor rights. We believe that our portfolio construction approach, which takes advantage of the breadth of the Carlyle Credit platform, will provide a significant competitive advantage, allowing us to deploy capital into attractive investment opportunities and generate excess risk-adjusted returns across market cycles.
Our Investment Adviser will seek to leverage the breadth of the Carlyle Credit platform and existing origination and underwriting capabilities of its investment professionals. We believe we will be able to offer attractive risk-adjusted returns by leveraging the proven team of investment professionals and employing a focused and flexible investment strategy. Specifically:
•Directly originated, middle market senior secured term loans are an attractive asset class that have the potential to deliver superior absolute returns across a variety of market environments, while distributing stable, current income streams. See “—Market Opportunity.”
•Our Investment Adviser’s investment team has a strong track record managing other BDCs, demonstrating that we will be well situated to take advantage of the middle market senior secured debt opportunity. See “—Our Investment Adviser,” “—Carlyle” and “—Competitive Strengths.”
•We will seek to distribute a substantial portion of our current income in quarterly cash distributions. See Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities “Distributions.”
We will seek to achieve the consummation of a Liquidity Event (as defined below) within four years following the Initial Closing Date (as defined in “Private Offerings—Closings” below). If we have not completed a Liquidity Event within the Term (as defined in “Private Offerings—Company Term” below), the Board of Trustees of the Company (the “Board of Trustees” or the “Board” and, each member, a “Trustee”) will use commercially reasonable efforts to wind down, sell and/or liquidate and dissolve CSL III in an orderly manner. A “Liquidity Event” means (i) a quotation or listing of CSL III’s securities on a stock exchange, including through an initial public offering (an “Exchange Listing”), (ii) a transaction or series of transactions, including, but not limited to, by way of merger, division, consolidation, share exchange (including by way of an optional exchange of the Company’s shares for shares of a publicly traded BDC), recapitalization, reorganization, or sale of shares, in each case for consideration of either cash and/or publicly listed securities, or (iii) the sale of all or substantially all of CSL III’s assets to, or other liquidity event with, another entity. Potential transactions for purposes of clauses (ii) and (iii) of the definition of “Liquidity Event” could include counterparties, including but not limited to other BDCs, that are advised by the Investment Adviser or its affiliates.
Formation Transactions
We were formed on February 8, 2021 as a Delaware statutory trust. We are structured as an externally managed, non-diversified closed-end investment company. We have elected to be regulated as a BDC under the Investment Company Act. We also intend to elect to be treated, and to comply with the requirements to qualify annually, as a RIC under Subchapter M of the Code beginning with the year ending December 31, 2022. We will be taxed as a regular C Corporation for the period from Commencement through December 31, 2021.
We are conducting a private offering (the “Private Offering”) of our Shares to investors in reliance on exemptions from the registration requirements provided by Section 4(a)(2) of the Securities Act, Regulation D promulgated thereunder and Regulation S under the Securities Act. At each closing during the Private Offering, each investor participating in that closing will make a capital commitment to purchase Shares pursuant to a subscription agreement entered into with us. Investors will be required to fund drawdowns to purchase Shares up to the amount of their respective capital commitments on an as-needed basis with a minimum of eight business days’ prior notice to the investors.
Our initial capital drawdown from unaffiliated investors in the Private Offering (the “Initial Drawdown” and the date on which the Initial Drawdown occurs, the “Initial Drawdown Date”) is expected to be called and settled in the first quarter of 2022. We commenced our operations on May 28, 2021, and expect the proceeds from the Initial Drawdown and, if entered into, one or more credit facilities and/or subscription facilities. We anticipate raising additional equity capital for investment purposes through additional closings under the Private Offering.

Private Offering
We expect to enter into separate subscription agreements with qualified investors providing for the private placement of shares of our Shares pursuant to the Private Offering. While we expect each subscription agreement to reflect the terms and conditions summarized in the following paragraphs, we reserve the right to enter into subscription agreements that contain terms and conditions not found in the subscription agreements entered into with other investors, subject to applicable law.
Closings
The first date on which we accept subscriptions from unaffiliated investors for Shares to be issued in the Private Offering is referred to as the “Initial Closing Date.” On February 24, 2022, we completed our initial closing of capital commitments of $153 million. We will hold additional closings subsequent to the Initial Closing Date and on or prior to the final closing date, which will occur no later than twelve months following the Initial Closing Date; provided, that the Board of Trustees may extend the final closing date by up to an additional one-year period in its discretion (such date, as extended, the “Final Closing Date” and, each of the Initial Closing Date, subsequent closing dates and the Final Closing Date, a “Closing Date”).
Catch-Up Purchases
In the case of subscription agreements entered into with investors subsequent to the Initial Closing Date, each such investor will be required to make purchases of Shares (each, a “Catch-up Purchase”) on one or more dates to be determined by the Company. The aggregate purchase price of the Catch-up Purchases will be equal to an amount necessary to ensure that, upon payment of the aggregate purchase price, such investor will have contributed the same Contributed Capital Percentage (as defined below) to the Company as all investors whose subscriptions were accepted at previous closings. Catch-up Purchases will be made at a per share price equal to the then-current net asset value (“NAV”) per Share (adjusted to appropriately reflect such investor’s pro rata portion of the Company’s organizational expenses in connection with the Company’s formation) as determined within two business days of the applicable catch-up purchase notice date, subject to the limitations of Section 23 under the Investment Company Act (which generally prohibits the Company from selling shares at a price below the then-current NAV per Share as determined within 48 hours, excluding Sundays and holidays, of such issuance, subject to certain exceptions). “Contributed Capital Percentage” means, with respect to an investor, the percentage determined by dividing such investor’s aggregate amount of capital contributions that have been made by such investor in respect of their Shares by such investor’s capital commitment.
Drawdown Period
The drawdown period will commence on the Initial Closing Date and will continue until the earlier of (i) the second anniversary of the Final Closing Date, subject to extension by our Board of Trustees in its discretion by up to one additional one-year period, and (ii) the consummation of a Liquidity Event (the “Drawdown Period”). In addition, the Drawdown Period may be terminated (i) by the Board of Trustees at any time in its discretion or (ii) pursuant to a Key Person Event (as defined in “—Key Person Event” below).
Following the end of the Drawdown Period, in the absence of a Liquidity Event, we will have the right to issue drawdowns only (i) to pay, and/or establish reserves for, actual or anticipated Company expenses, including management and incentive fees, any amounts that may become due under any borrowings or other financings or similar obligations and any other liabilities, contingent or otherwise, whether incurred before or after the end of the Drawdown Period, (ii) to fulfill investment commitments made or approved by Carlyle direct lending’s investment committee at our Investment Adviser (“Direct Lending Investment Committee” or “Investment Committee”) prior to the expiration of the Drawdown Period, (iii) to engage in hedging transactions, (iv) to fund follow-on investments made in existing portfolio companies (including transactions to hedge interest rate risks relating to such additional investment), (v) to fund obligations under any Company guarantee or indemnity made during the Drawdown Period, (vi) to fulfill obligations with respect to any purchase price due from an investor on a drawdown date that such investor fails to pay or (vii) as necessary for the Company to comply with applicable laws and regulations, including the Code. Following the end of the Drawdown Period, any unused capital commitment (other than a defaulted commitment) immediately following a Liquidity Event shall automatically be reduced to zero.
Capital Drawdowns
Drawdowns may be issued at any time prior to the expiration of the Drawdown Period for any permitted purpose.

Investors will be required to fund drawdowns to purchase Shares up to the amount of their respective capital commitments each time the Company delivers a drawdown notice, which will be issued based on the Company’s anticipated investment activities and capital needs and at least eight business days prior to funding. Other than in respect of Catch-up Purchases, all purchases will generally be made pro rata, in accordance with the remaining capital commitments of all investors, at a per share price equal to the then-current NAV per Share as determined within two business days of the applicable drawdown notice, subject to the limitations of Section 23 under the Investment Company Act (which generally prohibits the Company from selling shares at a price below the then-current NAV per Share as determined within 48 hours, excluding Sundays and holidays, of such issuance, subject to certain exceptions).
The NAV per Share in the Initial Drawdown will be deemed to be $20.
Company Term
The term of the Company is perpetual. However, if the Company has not completed a Liquidity Event by the five-year anniversary of the end of the Drawdown Period (such period, as may be extended by the Board of Trustees, in its discretion, by up to an additional one-year period, the “Term”), the Board of Trustees (subject to any necessary shareholder approvals under the Investment Company Act and other applicable requirements of the Investment Company Act and the Code) will use commercially reasonable efforts to wind down, sell and/or liquidate and dissolve the Company in an orderly manner.
Notwithstanding the foregoing, prior to a Liquidity Event, the Company may be dissolved at any time upon a decision of the Board of Trustees, in its discretion, subject to any necessary shareholder approvals and applicable requirements of the Investment Company Act.
Transfer of Shares
Prior to a Liquidity Event, shareholders may not sell, assign, transfer or otherwise dispose of (in each case, a “Transfer”) any Shares unless (i) the Company provides consent and (ii) the Transfer is made in accordance with applicable securities laws. No Transfer will be effectuated except by registration of the Transfer on the Company’s books. Each transferee must agree to be bound by these restrictions and all other obligations as a shareholder of the Company.
Sponsor Commitment
Certain members of our senior management team, Carlyle officers, employees, equity holders, advisors, operating executives, consultants, professionals and affiliates will collectively commit to invest at least the lesser of 2% of the aggregate investor capital commitments (excluding any investors affiliated with Carlyle) or $20,000,000 by the Final Closing Date (such amount, the “Carlyle Aggregate Commitment”). Carlyle will be permitted, but in no event will be required, to increase the Carlyle Aggregate Commitment.
Potential Exchange Transaction
Prior to or in connection with a Liquidity Event, the Company may offer shareholders the opportunity to exchange their Shares for shares of another private BDC or a publicly traded BDC (each, a “New BDC”) of equivalent value advised by the Investment Adviser or its affiliates (the “Exchange Transaction”). Pursuant to the Exchange Transaction, shareholders electing to exchange their Shares would be issued shares of a New BDC in exchange for their Shares, and the Company would transfer to such New BDC a pro rata portion of each of its assets and liabilities in proportion to the percentage of Shares tendered by exchanging shareholders. The Exchange Transaction would be designed to ensure that shareholders who choose to remain invested in the Company and shareholders who elect to exchange into a New BDC will not be diluted as a result of the Exchange Transaction. Unless the New BDC is a publicly traded BDC, the New BDC would intend to subsequently conduct a Liquidity Event (as if such term applied to the New BDC), and in the event that the New BDC did not conduct a Liquidity Event within the finite term provided for in its organizational documents, the New BDC would liquidate its assets in an orderly manner, return capital to its shareholders and wind up in accordance with its organizational documents. The Exchange Transaction would be subject to approval by the Board of Trustees, and, if required, receipt by the Company of exemptive relief from the SEC, which exemptive relief may not be granted.
Key Person Event
A “Key Person Event” will occur if at any time prior to the expiration or termination of the Drawdown Period, three or more of Mark Jenkins, Justin Plouffe, Alex Popov, Linda Pace and Taylor Boswell or their respective Qualified Replacements (as defined below), are not maintaining the Required Involvement (as defined below) (such persons collectively, the “Key

Executives”). In the event of the occurrence of a Key Person Event, the Company will send written notice to the investors within ten business days of such occurrence. If during the 60‑day period following the sending of such written notice (the “Notice Period”), the Key Executives have not been replaced by the Investment Adviser with a Qualified Replacement, the Company will convene a meeting of the Company’s Trustees who are not “interested persons” of the Company as defined in Section 2(a)(19) of the Investment Company Act (“Independent Trustees”) to be held no later than thirty days following the expiration of the Notice Period for the purpose of determining whether the Drawdown Period will be continued. If a majority of the Independent Trustees do not vote to approve the continuation of the Drawdown Period within such 30-day period, then the Drawdown Period will terminate. Following the termination of the Drawdown Period, any unused capital commitment (other than a defaulted commitment) will automatically be reduced to zero, except to the extent necessary to pay amounts due under funding notices that the Company may issue for the purposes set forth in the second paragraph under “—Drawdown Period” above.
“Qualified Replacement” means a senior investment professional selected by the Investment Adviser; provided, that such replacement has been approved by either (i) a majority of the Independent Trustees or (ii) the holders of a majority of the outstanding Shares, and upon either such approval, such nominee shall constitute a “Qualified Replacement.”
“Required Involvement” means (i) as to each of Mark Jenkins and Justin Plouffe, and any of their respective Qualified Replacements, active involvement in the business and affairs of Carlyle and (ii) as to each of the other Key Executives, and any of their respective Qualified Replacements therefor, devoting substantially all of their business time to the business of the Company, other Carlyle investment funds in the Carlyle Global Credit business segment and their investments, serving on corporate boards and other management responsibilities associated with Carlyle (excluding, in each case, from the definition of business time, (x) service on executive boards or similar governing bodies which do not unreasonably interfere with his or her duties to the Company or Carlyle and (y) any period of temporary disability).
Multi-Class Exemptive Relief
We and our Investment Adviser have applied for exemptive relief from SEC that, if granted, will permit us to issue in the Private Offering multiple classes of our Shares with varying sales loads, contingent deferred sales charges, and/or asset-based service and/or distribution fees, the details for which will be finalized at a later date at our discretion (the “Multi-Class Exemptive Relief'”). The SEC has not yet granted the Multi-Class Exemptive Relief, and there is no assurance that the relief will be granted.
Our Investment Adviser
Our investment activities are managed by our Investment Adviser, a Delaware limited liability company and an investment adviser registered with the SEC under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Our Investment Adviser is a subsidiary of The Carlyle Group Inc. The principal executive offices of our Investment Adviser are located at One Vanderbilt Avenue, Suite 3400, New York, New York 10017, with additional offices in Chicago, Boston and Los Angeles. Our Investment Adviser will be responsible for sourcing potential investments, conducting research and due diligence on prospective investments and equity sponsors, analyzing investment opportunities, structuring our investments, and monitoring our investments on an ongoing basis.
Our Investment Adviser is served by origination, capital markets, underwriting and portfolio management teams comprised of experienced investment professionals across Carlyle’s Global Credit business segment. Our Investment Adviser’s investment team utilizes a rigorous, systematic, and consistent investment process, refined over Carlyle’s 34-year history investing in private markets across multiple cycles, designed to achieve enhanced risk-adjusted returns.
The five-person Direct Lending Investment Committee will be responsible for reviewing and approving our investment opportunities. The members of the Investment Committee have experience investing through different credit cycles. The Investment Committee is led by Mark Jenkins, a Managing Director and Head of Global Credit at Carlyle.
Our Investment Adviser and its affiliates serve, and may in the future serve, as investment adviser to other existing and future affiliated BDCs that have investment objectives similar to our investment objectives.
Our Investment Adviser entered into a personnel agreement with Carlyle Employee Co., an affiliate of our Investment Adviser and a wholly-owned subsidiary of Carlyle, pursuant to which Carlyle Employee Co. provides our Investment Adviser with access to investment professionals that comprise our Investment Adviser’s investment team. As of December 31, 2021, our Investment Adviser’s investment team included more than 180 investment professionals across the Carlyle Global Credit segment. The Investment Committee comprises five of the most senior credit professionals within the Carlyle Global Credit segment, with backgrounds and expertise across asset classes and over 26 years of average industry experience and 10 years of average tenure. In addition, our Investment Adviser and its investment team are supported by a team of finance, operations and administrative professionals currently employed by Carlyle Employee Co.
Our Investment Adviser, its investment professionals, our executive officers and Trustees, and other current and future principals of our Investment Adviser serve or may serve as investment advisers, officers, directors or principals of entities or investment funds that operate in the same or a related line of business as we do and/or investment funds, accounts and other similar arrangements advised by Carlyle. An affiliated investment fund, account or other similar arrangement currently formed or formed in the future and managed by our Investment Adviser or its affiliates may have overlapping investment objectives and strategies with our own and, accordingly, may invest in asset classes similar to those targeted by us. As a result, our Investment Adviser and/or its affiliates may face conflicts of interest arising out of the investment advisory activities of our Investment Adviser and other operations of Carlyle. See “—Allocation of Investment Opportunities and Potential Conflicts of Interest” and Item 1A. “Risk Factors—Risks Related to Our Business and Structure—There are significant potential conflicts of interest, including the management of other investment funds and accounts by our Investment Adviser, which could impact our investment returns.”
Our Administrator
Our Administrator is a Delaware limited liability company and a subsidiary of The Carlyle Group Inc. The principal executive offices of our Administrator are located at One Vanderbilt Avenue, Suite 3400, New York, New York 10017. Pursuant to the Administration Agreement, our Administrator provides services to us, and we reimburse our Administrator for its costs and expenses and our allocable portion of overhead incurred by our Administrator in performing its obligations under the Administration Agreement, including our allocable portion of the compensation of certain of our officers and staff.
In addition, our Administrator entered into a sub-administration agreement with Carlyle Employee Co. (the “Carlyle Sub-Administration Agreement”), which provides our Administrator with access to personnel. Our Administrator entered into separate sub-administration agreements with State Street Bank and Trust Company (“State Street” and, such agreement, the “State Street Sub-Administration Agreement”), and with DST Asset Manager Solutions, Inc. (“DST” and, such agreement, the “DST Sub-Administration Agreement”) pursuant to which State Street and DST provide for certain administrative and professional services.
Carlyle
Our Investment Adviser and Administrator are affiliates of Carlyle. Carlyle is a global investment firm with deep industry expertise that deploys private capital across three business segments: Global Private Equity, Global Credit and Global Investment Solutions. With $301 billion of assets under management (“AUM”) as of December 31, 2021, Carlyle’s purpose is to invest wisely and create value on behalf of its investors, portfolio companies and the communities in which we live and invest. Carlyle employs nearly 1,850 employees, including more than 690 investment professionals in 26 offices across five continents, and serves more than 2,850 active carry fund investors from 89 countries.
Carlyle’s Global Credit segment, which currently has $73.4 billion in AUM, advises a group of 87 active funds that pursue investment strategies across the credit spectrum, including liquid credit, illiquid credit, and real assets credit. as well as cross-platform vehicles such as Carlyle Tactical Private Credit Fund (“CTAC”, or the “Interval Fund”). Global Credit has been Carlyle’s fastest-growing segment in total AUM over the past three years, and Carlyle continues to expand its reach into additional areas of focus, such as real estate credit. Since the establishment of Global Credit in 1999, these various capital sources provide the opportunity for Carlyle to offer highly customizable and creative financing solutions to borrowers to meet their specific capital needs. Carlyle draws on the expertise and underwriting capabilities of our 182 investment professionals and leverages the resources and industry expertise of Carlyle’s global network to provide creative solutions for borrowers.
Primary areas of focus for Carlyle’s Global Credit segment include:
Liquid Credit
•Loans and Structured Credit. The structured credit funds invest primarily in performing senior secured bank loans through CLOs and other investment vehicles. In 2021, Carlyle closed eleven new U.S. CLOs and three CLOs in Europe with an aggregate size of $5.9 billion and $1.5 billion, respectively. As of December 31, 2021, Carlyle’s loans and structured credit team advised 67 structured credit funds and two other structured credit funds in the United States and Europe totaling, in the aggregate, approximately $34.1 billion in AUM.

Illiquid Credit
•Direct Lending. Carlyle’s direct lending business includes Carlyle’s BDCs, which invest primarily in middle market first-lien loans (which include unitranche, “first out” and “last out” loans) and second-lien loans of middle market companies, typically defined as companies with annual EBITDA ranging from $25 million to $100 million, that lack access to the broadly syndicated loan and bond markets. As of December 31, 2021, Carlyle’s direct lending investment team advised three BDCs (including the Company) and six separately managed accounts, totaling, in the aggregate, $6.6 billion in AUM.
•Opportunistic Credit. Carlyle’s opportunistic credit team invests primarily in highly-structured and privately-negotiated capital solutions supporting corporate borrowers through secured loans, senior subordinated debt, mezzanine debt, convertible notes, and other debt like instruments, as well as preferred and common equity. The team will also look to invest in special situations (i.e., event-driven opportunities that exhibit hybrid credit and equity features) as well as market dislocations (i.e., primary and secondary market investments in liquid debt instruments that arise as a result of temporary market volatility). As of December 31, 2021, Carlyle’s opportunistic credit team advised two funds and one separately managed account totaling, in the aggregate, $7.8 billion in AUM.
•Distressed Credit. The distressed credit funds generally invest in liquid and illiquid securities and obligations, including secured debt, senior and subordinated unsecured debt, convertible debt obligations, preferred stock and public and private equity of financially distressed companies in defensive and asset-rich industries. In certain investments, these funds may seek to restructure pre-reorganization debt claims into controlling positions in the equity of the reorganized companies. As of December 31, 2021, Carlyle’s distressed credit team advised three funds totaling, in the aggregate, approximately $3.0 billion in AUM.
Real Assets Credit
•Aircraft Financing and Servicing. Carlyle Aviation Partners, Ltd. (“Carlyle Aviation Partners”) is Carlyle's multi-strategy investment platform that is engaged in commercial aviation aircraft financing and investment throughout commercial aviation industry. As of December 31, 2021, Carlyle Aviation Partners had approximately $10.2 billion in AUM across five active carry funds, in addition to securitization vehicles, liquid strategies and other vehicles.
•Infrastructure Debt. Carlyle’s Infrastructure debt team invests primarily in directly originated and privately negotiated debt instruments related to global infrastructure projects, primarily in the power, energy, transportation, water/waste, telecommunications and social infrastructure sectors. The team focuses primarily on senior, subordinated, and mezzanine debt and seeks to invest primarily in developed markets within the Organization for Economic Cooperation and Development (“OECD”). As of December 31, 2021, Carlyle’s infrastructure debt team managed $2.0 billion in AUM.
Other Credit
•Insurance Solutions. Carlyle Insurance Solutions (“CIS”) combines Carlyle’s deep insurance expertise with portfolio construction capabilities, capital sourcing and asset origination strengths to provide comprehensive liability funding/reinsurance, asset management and advisory solutions for (re)insurance companies and fund investors. The CIS team oversees the investment in Fortitude. As of December 31, 2021, AUM related to capital raised from third-party investors to acquire a controlling interest in Fortitude was $3.2 billion, and Fortitude and AIG have committed approximately $7.0 billion of capital to-date to various Carlyle strategies.
•Global Capital Markets. Carlyle Global Capital Markets (“GCM”) is a loan syndication and capital markets business that launched in 2018. The primary focus of GCM is to arrange, place, underwrite, originate and syndicate loans and underwrite securities of third parties and Carlyle portfolio companies through TCG Capital Markets L.L.C. and TCG Senior Funding L.L.C. TCG Capital Markets is a FINRA registered broker dealer. GCM may also act as the initial purchaser of such loans and securities. GCM receives fees, including underwriting, placement, structuring, transaction and syndication fees, commissions, underwriting and original issue discounts, interest payments and other compensation, which may be payable in cash or securities or loans, in respect of the activities described above and may elect to waive such fees.

Competitive Strengths
Carlyle Credit’s key competitive strengths are based on Carlyle’s integrated platform—with a breadth of capabilities, scale of capital and depth of expertise—which Carlyle believes allows it to mitigate competition and generate attractive risk-adjusted returns. The following characteristics distinguish Carlyle’s capabilities:
•Proven Direct Origination Approach. Carlyle Direct Lending’s business directly originates nearly 100% of its investments, sourced from both the dedicated direct lending origination team as well as from the many adjacent capabilities across the Carlyle Credit platform. This origination approach has resulted in a strong and diversified flow of opportunities, approximately 1,850 per annum, from which Carlyle believes it can select investments with the best potential risk/reward characteristics.
•Breadth of Capabilities. Carlyle believes it has one of the broadest credit investment capabilities in the market today. As a global private credit platform, Carlyle has the ability to invest across the capital structure in first lien, unitranche, second lien, junior debt and preferred equity. Carlyle Credit can potentially serve as a one-stop shop, providing creative and holistic solutions for borrowers across the capital structure, which allows it to pursue investment opportunities with limited competition.
•Scale of Capital. With $73.4 billion of AUM as of December 31, 2021 across its platform, Carlyle Credit maintains a significant capital base that can provide a full capital solution, delivering certainty of execution for borrowers and mitigating opportunities for competitive disintermediation.
•Depth of Expertise. Carlyle is a market leading global platform with $301 billion of AUM, an experienced and tenured bench of more than 690 investment professionals with well-established, long-standing relationships with sponsors, management teams, and industry experts, as of December 31, 2021. Carlyle believes that it brings differentiated diligence insights and extensive experience to inform credit selection. As a firm, Carlyle seeks to bring the collective power of the global platform with respect to individual investments, including sector credit analysts, Carlyle Private Equity’s deep knowledge and relationships with potential customers, suppliers or competitors of a given company, and internal dedicated diligence groups (e.g., government affairs and environment, social and corporate governance (“ESG”)). Carlyle believes this integrated and collaborative approach allows it to move faster and with higher conviction than its competitors in many scenarios.
•Rigorous Credit Selection. Carlyle employs a robust, iterative and heavily documented underwriting process for its Direct Lending business, which consists of four “gates” where a credit is reviewed and requires sign-off, including (i) at the point of origination, (ii) by the underwriting team, (iii) by Carlyle Direct Lending’s screening committee (the “Direct Lending Screening Committee” or the “Screening Committee”) and finally (iv) by Carlyle Direct Lending’s investment committee at our Investment Adviser (“Direct Lending Investment Committee” or “Investment Committee”). This rigorous diligence approach has allowed for a less than 3% closing rate on the approximately 1,850 transactions that were reviewed by the deal team over the past 12 months.
•Defensive Approach. Carlyle approaches the direct lending business with a defensive mindset that permeates all aspects of investment selection. On a strategic level, Carlyle seeks to construct well diversified portfolios, heavily weighted towards non-cyclical industries, and applies only moderate leverage at the portfolio level. In addition, in individual asset selection, Carlyle favors sponsored over non-sponsored borrowers, seeks to transact with sponsors it knows well (approximately 80% of Carlyle Direct Lending’s business is with repeat sponsors), works with companies it knows well via its significant incumbencies, and primarily invests in transactions where Carlyle maintains leadership or roles with significant influence (approximately 85% of originations having a titled role in recent years).
Market Opportunity
We believe the middle market lending environment provides attractive investment opportunities as a result of a combination of the following factors:
•Favorable Market Environment. We believe the middle market remains one of the most attractive investment areas due to its large size, superior value relative to the broadly syndicated loan market, and supply-demand imbalance that continues to favor non-bank lenders. We believe market yields remain attractive and leverage levels at middle market companies are stable, creating a favorable investment environment.

•Large and Growing U.S. Middle Market. The middle market direct lending asset class has undergone tremendous growth and maturation over the past decade and is one of the largest sub-segments of private credit, a now $800+ billion market. Carlyle believes this growth has been driven by fundamentally sound, secular drivers, including the expansion of private market activity, increased bank regulation and consolidation and structural changes in liquid credit markets, all of which create a significant opportunity for private credit investing.
•Benefits of Traditional Middle Market Focus. Carlyle believes that there are meaningful benefits to investing in middle market directly originated assets, which allows the strategy to generate excess return as compared to traditional fixed income asset classes, with comparable risk performance. The excess return is generated by prudently taking incremental complexity and illiquidity risk. Traditional middle market companies offer more attractive economics in the form of upfront fees, spreads and prepayment penalties. In addition, senior secured middle market loans typically have strong defensive characteristics and structural protections, including priority in the capital structure and covenants, with a majority of middle market loans structured with financial covenants relative to the broadly syndicated markets. Additional protection may be gained through better credit documentation and control, enhanced management and diligence access, monitoring of assets, and significantly more influence in the instance of a workout scenario.
•Market Environment Favors Non-Traditional Lenders. The direct lending asset class has also benefited from an ongoing secular trend in the banking industry. Post Great Financial Crisis (“GFC”) in 2008, as tougher regulations have reshaped the landscape, traditional banks have reduced their lending capabilities by nearly 50% over the past ten years. As banks have retreated due to a number of new laws, regulations and regulatory guidance, including the Dodd-Frank Wall Street Reform and Consumer Protection Act, the federal bank regulatory agencies’ leveraged lending guidelines and Basel III regulatory capital framework, institutional investors have increased their lending capabilities to fill the void. Post-GFC, institutional investors now originate over 80% of primary leveraged loan issuances in the U.S., generating an incremental capital opportunity for the asset class.
•Favorable Capital Markets Trends. Over the past two decades, Carlyle has witnessed a secular trend with respect to the shift in economic activity from public to privately owned businesses due to less appetite for public market exposure. The number of public companies in the U.S. has dropped by over 50% from its peak, with a mirror image increase in the rise of private equity-backed companies. Overall public listing activity has declined by approximately two-thirds over the past forty years. These privately owned companies often prefer to finance themselves through the private markets, which has allowed for a natural expansion of the market opportunity for direct lenders on a secular basis for over a decade. Given current market dynamics, Carlyle believes that the asset class will continue to expand.
Investment Strategy
We will seek to generate differentiated returns by leveraging the broader Carlyle Credit platform, which operates in an integrated manner and provides access to a wider sourcing network and origination funnel. The origination funnel allows us to be more discerning in our investment selection and focus on diversifying its risk exposure. We can further leverage the scale, expertise and experience of the broader Carlyle Credit platform, which has the ability to take larger hold sizes and offer sponsor and borrower counterparts creative and bespoke solutions across the capital structure to mitigate competition and deliver outperformance in a growing and maturing market.
We will employ a flexible approach with exposure across three key pathways: our core strategy, complementary strategies and opportunistic strategies. Our Investment Adviser expects the majority of our portfolio to be deployed into our core strategy, which focuses on directly originated cash flow finance transactions in U.S. sponsor-backed companies, with supplemental complementary specialty lending capabilities and opportunistic transactions sourced across the broader Carlyle Credit platform. Carlyle believes that in a constantly evolving market, this multi-pronged flexible approach will allow us to deploy capital and generate attractive risk-adjusted returns across market cycles.
•Core Strategy. Our core strategy is expected to represent the majority of our portfolio, typically approximately 50-70%. In this strategy, we will be primarily focused on investing in established and stable U.S.-based companies with positive free cash flow that are typically owned by private equity sponsors, with approximately $25 million to $100 million of EBITDA. Our Investment Adviser will seek out defensively-oriented companies that may have one or more of the following characteristics: sustainable leading positions in their respective markets, scalable revenues and operating cash flow, experienced management teams with successful operating track records, stable cash flows with low technology and market risks, a diversified product offering and strong customer base, low capital expenditure requirements, and products, services or distribution channels that have distinctive competitive advantages and high barriers to entry, such as, for example, significant capital investment, patents and technical expertise. Our core strategy will primarily be invested in first lien and unitranche transactions. We intend to invest primarily in loans to middle market companies whose debt, if rated, is rated below investment grade, and, if not rated, would likely be rated below investment grade if it were rated (that is, below BBB- or Baa3, which is often referred to as “junk”).
Within our core strategy, we will strive to invest in companies with EBITDA profiles at the higher end of our target range to maximize the value of the platform and reduce risk across our portfolio. We will leverage the integrated Carlyle Credit platform, which can take larger hold sizes and offer sponsors and borrowers creative bespoke solutions across the capital structure, making Carlyle Credit a preferred capital provider. To provide additional downside protection, in transactions in which we participate, our Investment Adviser will seek out leadership roles where it can drive terms, pricing and documentation and will look to work with existing borrower and sponsor counterparts. In addition, our portfolio will be defensively oriented with respect to industry exposure.
•Complementary Strategies. To supplement its core strategy, we expect to invest up to approximately 30-40% of the portfolio in other strategies and asset classes where we can leverage the sourcing capabilities and expertise of the broader Carlyle Credit platform. Our Investment Adviser has developed investment capabilities in certain specialty lending strategies, including junior lending, lending based on recurring revenues, typically involving technology companies, asset-based lending and non-sponsored lending, which Carlyle believes can produce enhanced yield without taking undue risk by accessing complex and specialty areas of the market. In addition, we can benefit from the origination team and sourcing capabilities elsewhere on the Carlyle Credit platform.
•Opportunistic Strategies. On an opportunistic basis, and in the event of market dislocations, we will have the ability to invest up to 15% in other types of investments that may be sourced across the Carlyle Credit platform that the Investment Adviser believes to be appropriate for our investment objective. We may participate in these opportunities as appropriate and if such opportunities are in-line with our investment objective.
Consistent with its approach of building a defensive and diversified portfolio, our Investment Adviser expects that when we have fully deployed our capital commitments, we will invest in approximately 50-75 portfolio companies, with target core position sizes of 2-4%. We will invest primarily in senior secured debt, including first lien and unitranche debt transactions, and in junior debt on a more opportunistic basis. To a lesser extent, we may invest in “covenant-lite” loans. We use the term “covenant-lite” to refer generally to loans that do not have a complete set of financial maintenance covenants. We will target primarily sponsor-owned portfolio companies through our core strategy, with selective non-sponsor owned investments. We will invest primarily in U.S. portfolio companies and to a lesser extent portfolio companies in other geographies, primarily European opportunities in amounts that could be significant. Our Investment Adviser expects our portfolio to be sufficiently diversified by borrower and industry, with no single portfolio company expected to represent more than 10% and no single industry expected to represent more than 20% of the portfolio, at time of investment. We expect to utilize leverage in building our portfolio through various financing execution options. Our debt to equity leverage is capped at 2.0x under the Investment Company Act, and we will typically target debt to equity leverage levels of approximately 0.9x-1.4x, subject to market conditions and other factors.
Investment Process
Origination
The direct lending investment team’s multi-channel origination model generates attractive investment opportunities through a variety of sources, including over 250 private equity firms, financial institutions, other middle market lenders, strategic relationships and arrangements, financial advisors, and experienced management teams. The origination team supplements these relationships through personal visits and marketing campaigns focused on maximizing investment deal flow. It is their responsibility to identify specific opportunities, refine opportunities through candid exploration of the underlying facts and circumstances and to apply creative and flexible solutions to solve a borrower or sponsor’s financing needs. The eight origination professionals are located in New York, Chicago, Boston and Los Angeles. Each originator maintains long-standing relationships with potential sources of deal flow and is responsible for covering a specified target market, organized by geography and secondarily by sector. Carlyle believes the originators’ strengths and breadth of relationships across a wide range of markets generate numerous financing opportunities, which enable it to be highly selective through its diligence and investment process, with less than 3% of total deals screened over the past 12 months closing. The direct lending investment team has cultivated very strong relationships with private equity sponsors with whom it works closely in sourcing and executing transactions. Carlyle believes that borrowers benefit from full financing solutions, access to the vast Carlyle network, and reliable execution.

Underwriting
The underwriting process is led by an experienced team of senior underwriters with an average of 14 years of experience that are organized by sector and benefit from a deep base of shared information enabled by platform integration, as well as OneCarlyle resources. The typical deal timeline is sixty to ninety days and follows a multi-faceted four-step process:
1.Screening. The deal team reviews marketing materials and industry reports, compiles debt and equity comparables, reaches out to industry experts within the Carlyle network, builds an initial cash flow model incorporating downside scenarios, identifies key credit strengths and risks and formulates a view on structure. The deal team then presents an initial analysis through a screening memo to the Screening Committee for high-level feedback and a decision to move forward with additional credit work. Based on feedback from the committee, the deal team will prepare and disseminate an outcomes email that documents the takeaways from the meeting, including preferred financing structure as well as terms, key diligence items and next steps.
2.Formal Review. Following an indication from the Screening Committee to move forward in the diligence process, the deal team will compile a detailed diligence list and prepare for in-depth credit analysis. During this process, the deal team works closely with the private equity sponsor / borrower in all aspects of due diligence. Formal due diligence includes meeting with the management team, reviewing the data room and performing key financial analyses, creating a more detailed financial model with sensitivities assuming various market environments, reviewing sell-side and third-party research, which includes industry reports and financial diligence, following up with industry experts within the Carlyle network for additional feedback, and drafting the commitment papers and term sheet.
As part of the extensive due diligence process, the deal team fully leverages all internal Carlyle resources to aid in investment decisions. This includes speaking to Carlyle Private Equity investment professionals to discuss broad industry trends, as well as Carlyle operating executives, Carlyle’s chief economist and director of research, Carlyle’s government affairs professionals and senior executive officers within Carlyle’s private equity portfolio, including over 270 companies worldwide. In addition, the deal team may utilize third-party expert networks to supplement their work to gain further insight into company and industry factors from various thought leaders across the company’s markets.
Carlyle enhanced its diligence process by incorporating formal ESG reviews, and our Investment Adviser utilizes this process as it seeks to achieve our investment objective. While ESG has always been a piece of the screening process, all deals will now be thoroughly vetted leveraging sector- and sub-sector-specific Sustainability Accounting Standards Board standards. ESG diligence incorporates country risk assessments for corruption and anti-money laundering concerns as well. The underwriters are responsible for assessing these ESG risks and including their assessment in the deal memo that the Screening and Investment Committees will review.
The formal review part of the process is iterative and involves re-screening with members of the Screening Committee, typically two to four times over the course of the deal, to produce a fulsome investment memo and provide a full term sheet and commitment papers, subject to outstanding diligence items.
3.Final Investment Committee Approval. After the Screening Committee has signed off on the investment memo, which consists of approval by the Investment Adviser’s Chief Investment Officer, Head of Underwriting, Chief Risk Officer, and a senior Managing Director, the deal team prepares for the Investment Committee approval process. The deal team reviews and summarizes final third-party industry work, the final quality of earnings report, and tax, legal, IT, HR and insurance diligence packets, conducts relevant background checks, performs outstanding ESG and regulatory due diligence, and begins drafting the definitive legal documentation for the transaction. Once the credit work for the transaction has been finalized, the deal team will finalize the investment memo and present the investment to the Investment Committee, where approval by a majority of the committee is required to approve a transaction.
4.Closing. Once the investment has been approved and prior to funding, the deal team will prepare a closing memo for the Investment Committee documenting any updates since approval, changes to key legal terms, and the final financial covenant analysis. Once the sponsor / borrower legal diligence, and the know your customer, anti-money laundering and legal documentation have been finalized, the transaction will close and fund.
The deal team focuses on lending to companies that it believes are performing, high quality businesses with a focus on strong fundamentals, market leadership with unique competitive advantages and high barriers to entry, positive cash flow generation on a historical and pro-forma basis including downside scenarios, and modest loan-to-value across economic cycles. The deal team crafts a fulsome memo with pages including, but not limited to, diligence completed on a variety of industry, company-specific, financial and legal topics. Topics may include:

Industry
•Industry growth, including total potential market opportunity, current market share and potential new business development
•Key industry trends and risk of disruption (with focus on technological disruption)
•Competitive landscape and side-by-side analysis of key competitors
•Market position and company reputation
•Industry fragmentation and consolidation trends
•M&A trends and valuation multiples
•Barriers to entry for new adjacent or substitute players
•Regulatory framework
Company
•Revenue visibility and quality
•Price and volume trends
•Details on products and services, including concentration and margins
•Customers, including customer concentration
•Contracts, including maturity / termination provisions, renewal waterfalls, ability to pass through costs and exclusivity
•Supply chain, including supplier concentration, raw material exposure, pricing power and logistics
•Management team, including quality, depth and reputation
•Sales and marketing team
•IT and technology platform
•Details on real estate and leases
•Environmental, regulatory, or legal issues and insurance coverage
Financial
•Cyclicality
•Seasonality
•Fixed and variable costs
•EBITDA adjustments
•Capital expenditures, including breakdown between maintenance and growth
•Working capital requirements, including aging and write-offs
•Detailed, bottom up cash flow modeling with sensitivities for key business risks
•Foreign exchange exposure
•Accounting policies, including revenue and costs recognition
•Bonding requirements
•Claims on income streams and off-balance sheet liabilities
•Tax characteristics and tax shield
Legal
•Definitions of EBITDA and indebtedness
•Financial covenants and ability of a sponsor to invest incremental capital into the borrower
•Affirmative covenants, including but not limited to reporting requirements, audits, budgets, and maintaining good standing
•Permitted indebtedness, permitted liens and incremental facilities (including most favored nation protection)
•Restricted payments and tax distributions

•Permitted acquisitions and investments
•Permitted divestures and mandatory prepayments
•Events of defaults and cure periods
•Security and collateral packages
•Assignability of key contracts, leases, material IP and other key collateral
•Limitations on fundamental changes and transferring collateral
•Enforcement of remedies
•Voting and assignment provisions
•Other debt agreements and relevant intercreditor and subordination agreements
Portfolio and Risk Management
The investment team views proactive portfolio monitoring as a vital part of its investment process, which includes the continuous review of a borrower by portfolio management, underwriting and workout professionals, with multiple layers of risk review and oversight. The investment team follows a rigorous monitoring strategy that utilizes a proprietary dashboard template for each transaction, which tracks financial performance, covenant compliance, follow-on transactions and amendments, and real-time updates to internal risk ratings based on qualitative and quantitative factors. The portfolio management process involves a variety of ongoing and scheduled reviews that allow for early detection of issues and escalation to the Investment Committee and workout team to avoid credit losses. This process includes detailed portfolio dashboard updates, monthly reviews of watch list credits, quarterly meetings to conduct formal portfolio reviews, focused on technical analysis of financial performance and portfolio diversification, and ongoing ad-hoc meetings to handle borrower-specific requests, including follow-on transactions and amendments.
In connection with the quarterly portfolio reviews, the investment team also compiles a quarterly risk report that examines, among other things, migration in the portfolio and loan level investment mix, industry diversification, internal risk ratings, revenue and EBITDA and leverage.
Frequency of review of individual loans is determined on a case-by-case basis, based on internal risk ratings as laid out below, total exposure and other criteria set forth by the Investment Committee. The direct lending team has developed an internal risk policy which regularly assesses the risk profile of each investment and rates them based on the following categories, which are referred to as internal risk ratings.

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

Beyond the policies detailed above, our Investment Adviser’s investment team performs analyses and projections to assess potential exposure of the portfolio to variable macroeconomic factors and market conditions. Sample analysis includes impact from falling energy prices, volatility in foreign exchange rates, Brexit, interest rate sensitivity and quite notably, the

COVID-19 pandemic. These analyses can take the form of periodic (weekly/monthly/quarterly) reports as well as ad hoc analysis based on current market conditions.
Portfolio Composition
As of December 31, 2021, the fair value of our investments was $116,119 in 22 portfolio companies. The type, geography and industry composition of our investments, each as a percentage of the fair value of our investments as of December 31, 2021, were as follows:

Type	% of Fair Value
First Lien Debt	85.2%
Second Lien Debt	13.4
Equity Investments	1.4
Total	100.0%

Rate Type	% of Fair Value of First and Second Lien Debt
Floating Rate	100.0%
Fixed Rate	—
Total	100.0%

Industry	% of Fair Value
Aerospace & Defense	23.5%
Automotive	3.2
Beverage, Food & Tobacco	20.3
Business Services	—
Capital Equipment	10.5
Chemicals, Plastics & Rubber	12.9
Construction & Building	7.1
Consumer Goods: Durable	1.7
Containers, Packaging & Glass	3.6
Environmental Industries	0.1
Healthcare & Pharmaceuticals	11.3
High Tech Industries	2.3
Hotel, Gaming & Leisure	2.9
Metals & Mining	0.6
Total	100.0%

Geography	% of Fair Value
Canada	2.8%
United States	97.2
Total	100.0%
Allocation of Investment Opportunities and Potential Conflicts of Interest
An affiliated investment fund, account or other similar arrangement currently formed or formed in the future and managed by our Investment Adviser or its affiliates may have overlapping investment objectives and strategies with our own and, accordingly, may invest in asset classes similar to those targeted by us. This creates potential conflicts in allocating investment opportunities among us and such other investment funds, accounts and similar arrangements, particularly in circumstances where the availability or liquidity of such investment opportunities is limited or where co-investments by us and other funds, accounts or arrangements are not permitted under applicable law, as discussed below.
For example, Carlyle sponsors several investment funds, accounts and other similar arrangements, Carlyle structured credit funds, other closed-end registered investment companies it may form in the future, other BDCs, carry funds, managed accounts and structured credit funds. The SEC has granted certain of our affiliates exemptive relief that permits us and certain of our affiliates to co-invest in suitable negotiated investments (the “Exemptive Relief”). If Carlyle is presented with investment opportunities that generally fall within our investment objective and other board-established criteria and those of other Carlyle funds, accounts or other similar arrangements (including other existing and future affiliated BDCs), whether focused on a debt strategy or otherwise, Carlyle allocates such opportunities among us and such other Carlyle funds, accounts or other similar arrangements in a manner consistent with the Exemptive Relief, our Investment Adviser’s allocation policies and procedures and Carlyle’s other allocation policies and procedures, where applicable, as discussed below. More specifically, investment opportunities in suitable negotiated investments for investment funds, accounts and other similar arrangements managed by our Investment Adviser, and other funds, accounts or similar arrangements managed by affiliated investment advisers that seek to co-invest with us or other Carlyle BDCs, are allocated in accordance with the Exemptive Relief. Investment opportunities for all other investment funds, accounts and other similar arrangements not managed by our Investment Adviser are allocated in accordance with their respective investment advisers’ and Carlyle’s other allocation policies and procedures. Such policies and procedures may result in certain investment opportunities that are attractive to us being allocated to other funds that are not managed by our Investment Adviser. Carlyle’s, including our Investment Adviser’s, allocation policies and procedures are designed to allocate investment opportunities fairly and equitably among its clients over time, taking into account a variety of factors which may include the sourcing of the transaction, the nature of the investment focus of each such other Carlyle fund, accounts or other similar arrangements, each fund’s, account’s or similar arrangement’s desired level of investment, the relative amounts of capital available for investment, the nature and extent of involvement in the transaction on the part of the respective teams of investment professionals, any requirements contained in the limited partnership agreements and other governing agreements of the Carlyle funds, accounts or other similar arrangements and other considerations deemed relevant by Carlyle in good faith, including suitability considerations and reputational matters. The application of these considerations may cause differences in the performance of different Carlyle funds, accounts and similar arrangements that have similar strategies.
Because we are a BDC, we are not generally permitted to make loans to companies controlled by Carlyle or other funds managed by Carlyle. We are also not permitted to make any co-investments with clients of our Investment Adviser or its affiliates (including any fund managed by Carlyle) without complying with our Exemptive Relief, subject to certain exceptions, including with respect to our downstream affiliates. Co‑investments made under the Exemptive Relief are subject to compliance with the conditions and other requirements contained in the Exemptive Relief, which could limit our ability to participate in a co‑investment transaction. We may also co-invest with funds managed by Carlyle or any of its downstream affiliates, subject to compliance with applicable law and regulations, existing regulatory guidance, and our Investment Adviser’s and Carlyle’s other allocation policies and procedures.
While Carlyle and our Investment Adviser seek to implement their respective allocation processes in a fair and equitable manner under the particular circumstances, there can be no assurance that it will result in equivalent allocation of or participation in investment opportunities or equivalent performance of investments allocated to us as compared to the other entities. In some cases, due to information barriers that are in place, we and other Carlyle investment funds, accounts or other similar arrangements may compete with each other for specific investment opportunities without being aware that they are competing with each other. Carlyle has a conflict system in place above these information barriers to identify potential conflicts early in the process and determine if an allocation decision needs to be made or if an investment is precluded. If the conflicts system detects a potential conflict, the legal and compliance departments of Carlyle assess investment opportunities to determine whether a particular investment opportunity is required to be allocated to a particular investment fund, account or other similar arrangement (including us) or is prohibited from being allocated to a particular investment fund, account or similar arrangement. Subject to a determination by the legal and compliance departments (if applicable), portfolio management teams are then charged with ensuring that investment opportunities are allocated to the appropriate investment fund, account or other similar arrangement. In addition, in some cases Carlyle and our Investment Adviser may make investment recommendations to investment funds, accounts and other similar arrangements where the investment funds, accounts and other similar arrangements make the investment independently of Carlyle and our Investment Adviser. As a result, there are circumstances where investments appropriate for us are instead allocated, in whole or in part, to such other investment funds, accounts or other similar arrangements irrespective of our Investment Adviser’s and Carlyle’s other policies and procedures regarding allocation of investments. Where Carlyle otherwise has discretion to allocate investment opportunities among various funds, accounts and other similar arrangements, it should be noted that Carlyle may determine to allocate such investment opportunities away from us.
During periods of unusual market conditions, our Investment Adviser may deviate from its normal trade allocation practices. For example, this may occur with respect to the management of unlevered and/or long-only investment funds, accounts or similar arrangements that are typically managed on a side-by-side basis with levered and/or long-short investment funds, accounts or similar arrangements.
For potential conflicts of interest in allocating investment opportunities among the Company and such other investment funds, accounts or similar arrangements advised by Carlyle, see also Item 1A. “Risk Factors—Risks Related to Our

Business and Structure—There are significant potential conflicts of interest, including the management of other investment funds and accounts by our Investment Adviser, which could impact our investment returns.”
Election to be Taxed as a RIC
We will be taxed as a regular C Corporation for the initial tax year ended December 31, 2021. We intend to elect to be treated, and intend to qualify annually, as a RIC for U.S. federal income tax purposes under Subchapter M of the Code beginning with the year ending December 31, 2022. As a RIC, we generally will not pay corporate-level U.S. federal income taxes on any net ordinary income or capital gains that we timely distribute to our shareholders as dividends. Instead, dividends we distribute generally will be taxable to the holders of our common stock, and any net operating losses, foreign tax credits and other tax attributes may not pass through to the holders of our common stock. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, we must distribute to our shareholders on an annual basis at least 90% of our investment company taxable income (generally, our net ordinary income plus the excess of our realized net short-term capital gains over realized net long-term capital losses, determined without regard to the dividends paid deduction) for any taxable year (the “Annual Distribution Requirement”). The following discussion assumes that we qualify as a RIC and have satisfied the Annual Distribution Requirement. If we (1) qualify as a RIC, and (2) satisfy the Annual Distribution Requirement, then we are not subject to U.S. federal income tax on the portion of our net taxable income we distribute (or are deemed to distribute) to shareholders. We are subject to U.S. federal income tax at regular corporate rates on any income or capital gains not distributed (or deemed distributed) to our shareholders.
In addition, if we fail to distribute in a timely manner an amount at least equal to the sum of (1) 98% of our ordinary income for the calendar year, (2) 98.2% of our capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in the preceding year (the “Excise Tax Distribution Requirements”), we are liable for a 4% excise tax on the portion of the undistributed amounts of such income that are less than the amounts required to be distributed based on the Excise Tax Distribution Requirements. For this purpose, however, any ordinary income or capital gain net income retained by us that is subject to corporate income tax for the tax year ending in that calendar year is considered to have been distributed by year end (or earlier if estimated taxes are paid).
In order to qualify as a RIC for U.S. federal income tax purposes, we must, among other things:
•continue to qualify as a BDC under the Investment Company Act at all times during each taxable year;
•derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to loans of certain securities, gains from the sale of stock or other securities or foreign currencies, net income from certain “qualified publicly traded partnerships,” or other income derived with respect to our business of investing in such stock or securities or foreign currencies (the “90% Gross Income Test”); and
•diversify our holdings so that at the end of each quarter of the taxable year:
◦at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and
◦no more than 25% of the value of our assets is invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, or two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses, or of certain “qualified publicly traded partnerships” (the “Diversification Tests”).
Moreover, our ability to dispose of assets to meet our distribution requirements may be limited by (1) the illiquid nature of our portfolio and/or (2) other requirements relating to our qualification as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or the Excise Tax Distribution Requirements, we may make such dispositions at times that, from an investment standpoint, are not advantageous. If we are prohibited from making distributions or are unable to raise additional debt or equity capital or sell assets to make distributions, we may not be able to make sufficient distributions to satisfy the Annual Distribution Requirement, and therefore would not be able to maintain our qualification as a RIC. Additionally, we may make investments that result in the recognition of ordinary income rather than capital gain, or that prevent us from accruing a long-term holding period. These investments may prevent us from making capital gain distributions as described below. We intend to monitor our transactions, make the appropriate tax elections and make the appropriate entries in our books and records when we make any such investments in order to mitigate the effect of these rules.

A RIC is limited in its ability to deduct expenses in excess of its “investment company taxable income” (which is, generally, ordinary income plus net realized short-term capital gains in excess of net realized long-term capital losses). If our expenses in a given year exceed gross taxable income, we would have a net operating loss for that year. However, a RIC is not permitted to carry forward net operating losses to subsequent years. In addition, expenses can be used only to offset investment company taxable income, not net capital gain. Due to these limits on the deductibility of expenses, we may for U.S. federal income tax purposes have aggregate taxable income for several years that we distribute and that is taxable to our shareholders even if such income is greater than the aggregate net income we actually earned during those years. Such distributions may be made from our cash assets or by liquidation of investments, if necessary. We may realize gains or losses from such liquidations. In the event we realize net capital gains from such transactions, a holder may receive a larger capital gain distribution than the holder would have received in the absence of such transactions.
Regulation
General—Regulation as a Business Development Company
We have elected to be regulated as a BDC under the Investment Company Act. We intend to elect to be treated as a RIC under the Code beginning with the year ending December 31, 2022. A BDC must be organized in the United States for the purpose of investing in or lending to primarily private companies and making significant managerial assistance available to them. A BDC may use capital provided by public stockholders and from other sources to make long-term, private investments in businesses.
We may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC unless authorized by vote of a majority of the outstanding voting securities, as required by the Investment Company Act. A majority of the outstanding voting securities of a company is defined under the Investment Company Act as the lesser of: (a) 67% or more of such company’s voting securities present at a meeting if more than 50% of the outstanding voting securities of such company are present or represented by proxy, or (b) more than 50% of the outstanding voting securities of such company. We do not anticipate any substantial change in the nature of our business.
As with other companies regulated by the Investment Company Act, a BDC must adhere to certain substantive regulatory requirements. A majority of our Trustees must be persons who are not “interested persons,” as that term is defined in Section 2(a)(19) of the Investment Company Act (such Trustees are referred to as the “Independent Trustees” and the Trustees who are not Independent Trustees are referred to as the “Interested Trustees”). We are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect the BDC. Furthermore, as a BDC, we are prohibited from protecting any director or officer against any liability to us or our shareholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.
The Investment Company Act contains prohibitions and restrictions relating to certain transactions between BDCs and certain affiliates (including any investment advisers or sub-advisers), principal underwriters and certain affiliates of those affiliates or underwriters. Because we are a BDC, we are not generally permitted to make loans to companies controlled by Carlyle or other funds managed by Carlyle. We are also not permitted to make any co-investments with our Investment Adviser or its affiliates (including any fund managed by Carlyle) without complying with our Exemptive Relief, subject to certain exceptions, including with respect to our downstream affiliates. Co-investments made under the Exemptive Relief are subject to compliance with the conditions and other requirements contained in the Exemptive Relief, which could limit our ability to participate in a co-investment transaction. We may also co-invest with funds managed by Carlyle or any of its downstream affiliates, subject to compliance with applicable law and regulations, existing regulatory guidance, and our Investment Adviser’s allocation policies and procedures.
As a BDC, we are generally required to meet a minimum “asset coverage” ratio after each issuance of senior securities. “Asset coverage” generally refers to a company’s total assets, less all liabilities and indebtedness not represented by “senior securities,” as defined in the Investment Company Act, divided by total senior securities representing indebtedness and, if applicable, preferred stock. “Senior securities” for this purpose includes borrowings from banks or other lenders, debt securities and preferred stock. Section 61(a) of the Investment Company Act permits BDCs to reduce the minimum asset coverage ratio from 200% to 150%, subject to certain approval requirements (including either shareholder approval or approval of the “required majority”, as such term is defined in Section 57(o) of the Investment Company Act), certain disclosure requirements and, in the case of a BDC that is not an issuer of common equity securities that are listed on a national securities exchange, such as us, the requirement that the BDC must extend to each person that is a shareholder as of the date of an approval described above the opportunity (which may include a tender offer) to sell the securities held by that shareholder as of that applicable approval date, with 25% of those securities to be repurchased in each of the four calendar quarters following the calendar quarter in which that applicable approval date takes place. Our Board of Trustees, including a “required majority” (as such term is defined in Section 57(o) of the Investment Company Act), and our Investment Adviser (as our initial shareholder) approved the application to us of the 150% minimum asset coverage ratio set forth in Section 61(a)(2) of the Investment Company Act.
We may invest up to 100% of our assets in securities acquired directly from issuers in privately negotiated transactions. With respect to such securities, we may, for the purpose of public resale, be deemed an “underwriter” as that term is defined in the Securities Act of 1933, as amended (the “Securities Act”). Our intention is to not write (sell) or buy put or call options to manage risks associated with the publicly traded securities of our portfolio companies. We may enter into hedging transactions to manage the risks associated with interest rate and currency fluctuations. We may purchase or otherwise receive warrants or options to purchase the common stock of our portfolio companies in connection with acquisition financings or other investments. In connection with such an acquisition, we may acquire rights to require the issuers of acquired securities or their affiliates to repurchase them under certain circumstances.
We do not intend to acquire securities issued by any investment company that exceed the limits imposed by the Investment Company Act. Under these limits, except for registered money market funds, we generally cannot acquire more than 3% of the voting stock of any investment company (unless certain conditions are satisfied), invest more than 5% of the value of our total assets in the securities of one investment company or invest more than 10% of the value of our total assets in the securities of investment companies in the aggregate. The portion of our portfolio invested in securities issued by investment companies ordinarily will subject our shareholders to additional indirect expenses. Our investment portfolio is also subject to diversification requirements by virtue of our intended status to be a RIC for U.S. tax purposes beginning with the year ending December 31, 2022. See Item 1A. “Risk Factors—Risks Related to Our Business and Structure” for more information.
In addition, investment companies registered under the Investment Company Act and private funds that are excluded from the definition of “investment company” pursuant to either Section 3(c)(1) or 3(c)(7) of the Investment Company Act may not acquire directly or through a controlled entity more than 3% of our total outstanding voting stock (measured at the time of the acquisition), unless the funds comply with an exemption under the Investment Company Act. As a result, certain of our investors may hold a smaller position in our shares than if they were not subject to these restrictions.
We are subject to periodic examination by the SEC for compliance with the Investment Company Act.
As a BDC, we are subject to certain risks and uncertainties. See Item 1A. “Risk Factors—Risks Related to Our Business and Structure.”
Qualifying Assets
As a BDC, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities and indebtedness of private U.S. companies and certain public U.S. companies, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. We also may invest up to 30% of our portfolio in non-qualifying assets, as permitted by the Investment Company Act. Specifically, as part of this 30% basket, we may invest in entities that are not considered “eligible portfolio companies” (as defined in the Investment Company Act), including companies located outside of the United States, entities that are operating pursuant to certain exceptions under the Investment Company Act, and publicly traded entities whose public equity market capitalization exceeds the levels provided for under the Investment Company Act.
Managerial Assistance to Portfolio Companies
As a BDC, we must offer, and must provide upon request, significant managerial assistance to certain of our portfolio companies. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. Our Investment Adviser may provide all or a portion of this assistance pursuant to our administration agreement, the costs of which will be reimbursed by us. We may receive fees for these services.
Temporary Investments
Pending investment in other types of “qualifying assets,” as described above, our investments may consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as “temporary investments,” so that 70% of our assets are qualifying assets. We may also invest in U.S. Treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price which is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our gross assets constitute repurchase agreements from a single counterparty, we would not meet the diversification tests in order to qualify as a RIC. Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. Our Investment Adviser will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.
Indebtedness and Senior Securities
We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the Investment Company Act, is at least equal to 150% immediately after each such issuance. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our shareholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see Item 1A. “Risk Factor—Risks Relating to Our Business and Structure—Regulations governing our operation as a BDC affect our ability to, and the way in which we will, raise additional capital. As a BDC, the necessity of raising additional capital may expose us to risks, including the typical risks associated with leverage.”
Codes of Ethics
We have adopted a code of ethics pursuant to Rule 17j-1 under the Investment Company Act and our Investment Adviser has adopted a code of ethics pursuant to Rule 17j-1 under the Investment Company Act and Rule 204A-1 under the Advisers Act, respectively (collectively, the “Rule 17j-1 Codes of Ethics”), which establish procedures for personal investments and restricts certain transactions and apply to, among others, our Chief Executive Officer and Chief Financial Officer. The Rule 17j-1 Codes of Ethics generally do not permit investments by personnel subject to them in securities that may be purchased or sold by us. We have also adopted a Code of Ethics for Principal Executive and Senior Financial Officers under the Sarbanes-Oxley Act of 2002 (the “SOX Code of Ethics”), which applies to, among others, our Chief Executive Officer and Chief Financial Officer.
We hereby undertake to provide a copy of these codes of ethics to any person, without charge, upon request. Requests for a copy of these codes of ethics may be made in writing addressed to the Secretary of the Company, Joshua Lefkowitz, Carlyle Secured Lending III, One Vanderbilt Avenue, Suite 3400, New York, NY 10017.

    There have been no material changes to the Rule 17j-1 Code of Ethics or the SOX Code of Ethics or material waivers of the code that apply to our Chief Executive Officer or Chief Financial Officer.
Compliance Policies and Procedures
We and our Investment Adviser have each adopted and implemented written policies and procedures reasonably designed to detect and prevent violation of the federal securities laws and are required to review these compliance policies and procedures annually for their adequacy and the effectiveness of their implementation. Our Chief Compliance Officer is responsible for administering these policies and procedures.
Sarbanes-Oxley Act of 2002
The Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”) imposes a wide variety of regulatory requirements on publicly-held companies and their insiders. Many of these requirements affect us. For example:

•pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), our Chief Executive Officer and Chief Financial Officer must certify the accuracy of the financial statements contained in our periodic reports;
•pursuant to Item 307 of Regulation S-K, our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures;
•pursuant to Rule 13a-15 of the Exchange Act, our management must prepare a report regarding its assessment of our internal control over financial reporting starting with our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and, starting from the date on which we are both (i) not an emerging growth company under the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”) and (ii) are a reporting company that meets the definition of an “accelerated filer” or a “large accelerated filer” under Rule 12b-2 under the Exchange Act, must obtain an audit of the effectiveness of internal control over financial reporting performed by our independent registered public accounting firm; and
•pursuant to Item 308 of Regulation S-K and Rule 13a-15 of the Exchange Act, our periodic reports must disclose whether there were significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to material weaknesses.
The Sarbanes-Oxley Act requires us to review our current policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the regulations promulgated thereunder. We will continue to monitor our compliance with all regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that we are in compliance therewith.
Compliance with the JOBS Act
We currently are, and following the completion of the Private Offering expect to remain, an “emerging growth company,” as defined in the JOBS Act until the earliest of:
•    up to five years measured from the date of the first sale of common equity securities pursuant to an effective registration statement;
•    the last day of the first fiscal year in which our annual gross revenues are $1.07 billion or more;
•    the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period; and
•    the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of the common stock that is held by non-affiliates exceeds $700 million as of any June 30.
Under the JOBS Act, we are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act, which would require that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting. As long as we remain an emerging growth company or a reporting company that does not meet the definition of an “accelerated filer” or a “large accelerated filer” under Rule 12b-2 under the Exchange Act, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. This may increase the risk that material weaknesses or other deficiencies in our internal control over financial reporting go undetected. See Item 1A. “Risk Factors—Risks Relating to Our Business and Structure—We do not currently have comprehensive documentation of our internal controls and have not yet tested our internal controls in accordance with Section 404 of the Sarbanes-Oxley Act, and failure to achieve and maintain effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business.”
In addition, Section 7(a)(2)(B) of the Securities Act and Section 13(a) of the Exchange Act, as amended by Section 102(b) of the JOBS Act, provide that an emerging growth company can take advantage of the extended transition period for complying with new or revised accounting standards, and we take advantage of this extended transition period.
Proxy Voting Policies and Procedures
We have delegated our proxy voting responsibility to our Investment Adviser. The proxy voting policies and procedures of our Investment Adviser are set forth below. These guidelines are reviewed periodically by our Investment Adviser and our Independent Trustees, and, accordingly, are subject to change.
An investment adviser registered under the Advisers Act has a fiduciary duty to act solely in the best interests of its clients. As part of this duty, our Investment Adviser recognizes that it must vote portfolio securities in a timely manner free of conflicts of interest and in the best interests of its clients.
These policies and procedures for voting proxies are intended to comply with Section 206 of, and Rule 206(4)-6 under, the Advisers Act.
Our Investment Adviser will vote proxies relating to our portfolio securities in what it perceives to be the best interest of our shareholders. Our Investment Adviser will review on a case-by-case basis each proposal submitted to a shareholders vote to determine its impact on the portfolio securities held by us. Although our Investment Adviser will generally vote against proposals that may have a negative impact on our portfolio securities, it may vote for such a proposal if there exist compelling long-term reasons to do so.
Our Investment Adviser’s proxy voting decisions will be made by its investment committee. To ensure that the vote is not the product of a conflict of interest, our Investment Adviser will require that: (1) anyone involved in the decision making process disclose to our Investment Adviser’s investment committee, and Independent Trustees, any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote; and (2) employees involved in the decision making process or vote administration are prohibited from revealing how our Investment Adviser intends to vote on a proposal in order to reduce any attempted influence from interested parties.
Shareholders may obtain information regarding how we voted proxies by making a written request for proxy voting information to: Carlyle Secured Lending III, c/o CSL III Advisor, LLC, One Vanderbilt Avenue, Suite 3400, New York, NY 10017.
Privacy Principles
We endeavor to maintain the privacy of our shareholders and to safeguard their non-public personal information. The following information is provided to help shareholders understand what non-public personal information we collect, how we protect that information and why, in certain cases, we may share that information with select other parties.
We may collect non-public personal information about shareholders from our subscription agreements or other forms, such as name, address, account number and the types and amounts of investments, and information about transactions with us or our affiliates, such as participation in other investment programs, ownership of certain types of accounts or other account data and activity. We may disclose the non-public personal information that we collect from our shareholders or former shareholders, as described above, to our affiliates and service providers and as allowed by applicable law or regulation. Any party that receives this information from us is permitted to use it only for the services required by us and as allowed by applicable law or regulation, and is not permitted to share or use this information for any other purpose. We permit access only by authorized personnel who need access to that non-public personal information to provide services to us and our shareholders. We also maintain physical, electronic and procedural safeguards for non-public personal information that are designed to comply with applicable law.
Reporting Obligations and Available Information
We furnish our shareholders with annual reports containing audited financial statements, quarterly reports, and such other periodic reports as we determine to be appropriate or as may be required by law. We are required to comply with all periodic reporting, proxy solicitation and other applicable requirements under the Exchange Act.
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Definitive Proxy Statement on Schedule 14A, as well as reports on Forms 3, 4 and 5 regarding directors, officers or 10% beneficial owners of us, filed or furnished pursuant to section 13(a), 15(d) or 16(a) of the Exchange Act, are available on the SEC website, which can be accessed at www.sec.gov.
Competition
Our primary competitors in providing financing to middle market companies include public and private funds, other BDCs, commercial and investment banks, CLOs, commercial finance companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. Many of our potential competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that will not be available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we do, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the Investment Company Act and the Code impose on us. We cannot assure you that the competitive pressures we will face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we can offer no assurance that we will be able to identify and make investments that are consistent with our investment objective.
We expect to use the expertise of the members of the Investment Committee and our Investment Adviser’s investment team to assess investment risks and determine appropriate pricing for our investments. In addition, we expect that the relationships developed by our Investment Adviser’s investment team will enable us to learn about and compete effectively for financing opportunities with attractive middle market companies in the industries in which we seek to invest. For additional information concerning the competitive risks we face, see Item 1A. “Risk Factors—Risks Related to Our Investments—We operate in a highly competitive market for investment opportunities, and compete with investment vehicles sponsored or advised by our affiliates.”
Staffing
We do not currently have any employees. Our Chief Financial Officer, our Chief Compliance Officer, Treasurer and their respective staff are retained by our Administrator pursuant to the Carlyle Sub-Administration Agreement. Each of these professionals performs their respective functions for us under the terms of our Administration Agreement.
Our day-to-day investment operations are managed by our Investment Adviser. Pursuant to its personnel agreement with Carlyle Employee Co., our Investment Adviser has access to the members of the Investment Committee and a team of additional experienced investment professionals who, collectively, comprise our Investment Adviser’s investment team. Our Investment Adviser may hire additional investment professionals to provide services to us.
ITEM 1A.    RISK FACTORS
Risk Factor Summary
The following is only a summary of the principal risks that may materially adversely affect our business, financial condition, results of operations and cash flows. The following should be read in conjunction with the complete discussion of risk factors we face, which are set forth below under “—Risk Factors.”
Risks Related to Our Business and Structure
•We are a new company and have a very limited operating history. Investors have limited information to evaluate historical data or assess any of our investments prior to participating in the Private Offering.
•Our potentially limited term may impact our investment strategy.
•The COVID-19 pandemic could materially and adversely affect our portfolio companies and the results of our operations.
•Capital markets may experience periods of disruption and instability. These market conditions may materially and adversely affect debt and equity capital markets in the United States and abroad, which may in the future have a negative impact on our business and operations.
•Economic recessions or downturns could impair our portfolio companies and harm our operating results.
•Inflation may adversely affect the business, results of operations and financial condition of our portfolio companies.
•We are dependent upon our Investment Adviser for our future success, and there are significant potential conflicts of interest which could impact our investment returns.
•Our financial condition, results of operations and ability to achieve our investment objective depend on our ability to source investments, access financing and manage future growth effectively.
•We expect to raise additional capital to grow because we must distribute most of our income. Regulations governing our operation as a BDC affect our ability to, and the way in which we will, raise additional capital.
•Our investors have obligations to satisfy capital calls.
•We may be unable to pay our obligations when due if our investors fail to pay installments of their capital commitments to us when due.
•Our lack of minimum company size may result in our investors bearing a disproportionate share of our expenses and obligations as compared to investors participating in a larger company.
•Any failure on our part to maintain our status as a BDC or RIC would reduce our operating flexibility, may hinder our achievement of our investment objective, may limit our investment choices and may subject us to greater regulation.
•We expect to borrow money, which will magnify the potential for gain or loss on amounts invested and may increase the risk of investing in us. Our indebtedness could adversely affect our business, financial conditions or results of operations.
•Changes in interest rates may increase our cost of capital, reduce the ability of our portfolio companies to service their debt obligations and decrease our net investment income. The discontinuation of LIBOR and the adoption of alternative reference rates may adversely affect our business and results of operations.
•The impact of Brexit on our investments is uncertain and could adversely affect our business.

•We will be subject to corporate-level income tax if we are unable to qualify and maintain our qualification as a RIC for U.S. federal income tax purposes under Subchapter M of the Code.
•A portion of our income and fees may not be qualifying income for purposes of the income source requirement.
•If we are not treated as a “publicly offered regulated investment company,” as defined in the Code, certain U.S. shareholders will be treated as having received a dividend from us in the amount of such U.S. shareholders’ allocable share of the management and incentive fees paid to our Investment Adviser and certain of our other expenses.
•We will expend significant financial and other resources to comply with the requirements of being registered under the Exchange Act.
•We do not currently have comprehensive documentation of our internal controls and have not yet tested our internal controls in accordance with Section 404 of the Sarbanes-Oxley Act, and failure to achieve and maintain effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business.
•Our Board of Trustees may amend our Third Amended and Restated Agreement and Declaration of Trust (as amended from time to time, the “Amended and Restated Declaration of Trust”) and Bylaws without prior shareholder approval.
•No shareholder approval is required for certain mergers.
•Shareholders will have only the voting rights as required by the Investment Company Act or as otherwise provided for in our Amended and Restated Declaration of Trust.
•Our Board of Trustees may change our operating and investment policies, criteria and strategies without prior notice or shareholder approval, the effects of which may be adverse to our results of operations and financial condition.
•Our Board of Trustees is authorized to reclassify any unissued shares into one or more classes of Preferred Shares, which could convey special rights and privileges to their owners, and to issue additional classes of common shares, subject to our receiving the Multi-Class Exemptive Relief from the SEC permitting us to do so.
•We are highly dependent on information systems and systems failures could significantly disrupt our business, which may, in turn, negatively affect our business and our ability to pay dividends.
•Cybersecurity risks and cyber incidents may adversely affect our business or those of our portfolio companies by causing a disruption to our operations, a compromise or corruption of confidential information and/or damage to business relationships, or those of our portfolio companies, all of which could negatively impact our business, results of operations or financial condition.
•Changes in laws or regulations governing our business or the businesses of our portfolio companies, changes in the interpretation thereof or newly enacted laws or regulations, and any failure by us or our portfolio companies to comply with these laws or regulations may adversely affect our business and the businesses of our portfolio companies.

Risks Related to Our Investments
•Our investments are risky and speculative.
•Our portfolio securities are generally expected to be illiquid and typically will not have a readily available market price and, in such a case, we will value these securities at fair value as determined in good faith under procedures adopted by our Board of Trustees or its designee, which valuation is inherently subjective and may not reflect what we may actually realize from the sale of the investment.
•Our investments may include “covenant-lite” loans, which may give us fewer rights and subject us to greater risk of loss than loans with financial maintenance covenants.
•We operate in a highly competitive market for investment opportunities, and compete with investment vehicles sponsored or advised by our affiliates.
•Our portfolio companies may be highly leveraged, may incur debt that ranks equally with, or senior to, some of our investments in such companies, and may be concentrated in a limited number of portfolio companies and industries.
•Declines in the prices of corporate debt securities and illiquidity in the corporate debt markets may adversely affect the fair value of our portfolio investments, reducing our NAV through increased net unrealized depreciation.
•To the extent we make investments in restructurings and reorganizations they may be subject to greater regulatory and legal risks than other traditional direct investments in portfolio companies.
•We have not yet identified all of the portfolio companies we will invest in.
•The financial projections of our portfolio companies could prove inaccurate.
•The due diligence investigation that our Investment Adviser carries out with respect to an investment opportunity may not reveal or highlight all relevant facts that may be necessary or helpful in evaluating such investment opportunity, and will not result in the investment being successful.

•Our portfolio companies may prepay loans, which may have the effect of reducing our investment income if the returned capital cannot be invested in transactions with equal or greater yields.
•We may not replicate the historical success of Carlyle or the historical performance of other BDCs managed by Carlyle.
•Our ability to enter into transactions with Carlyle and our other affiliates is restricted.
•Our failure to make follow-on investments in our portfolio companies could impair the value of our investments.
•Because we generally will not hold controlling equity interests in our portfolio companies, we may not be in a position to exercise control over our portfolio companies.
•There are certain risks associated with holding debt obligations that have original issue discount or payment-in-kind interest.

Risks Related to an Investment in Our Common Shares
•Investing in our Shares involves a high degree of risk.
•Investors in Shares acquired in the Private Offering will be subject to transfer restrictions.
•An investor may be subject to filing requirements under the Exchange Act as a result of an investment in us.
•There is a risk that our shareholders may not receive distributions or that our distributions may not grow over time.
•We may have difficulty paying our required distributions if we recognize taxable income before or without receiving cash representing such income.
•Non-U.S. shareholders may be subject to withholding of U.S. federal income tax on dividends we pay.

Risk Factors
An investment in us involves a high degree of risk. You should carefully consider these risk factors, together with all of the other information included in this Form 10-K, before you decide whether to make an investment in the Company. There can be no assurance that our investment objective will be achieved or that an investor will receive a return of its capital. In addition, there will be occasions when the Investment Adviser and its affiliates may encounter potential conflicts of interest in connection with us. The risks set out below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. The following considerations, in addition to the considerations set forth elsewhere herein, should be carefully evaluated before making an investment in us. If any of the following events occur, our business, financial condition, operating results and cash flows could be materially and adversely affected. In such case, our NAV and the price of any security that we may issue could decline, and you may lose all or part of your investment.
Risks Related to Our Business and Structure
We are a new company and have a very limited operating history. Investors have limited information to evaluate historical data or assess any of our investments prior to participating in the Private Offering.
We are a new company with no operating history, and as a result, we have minimal financial information on which investors can evaluate an investment in us or our prior performance. Investors must rely on us to implement our investment policies, to evaluate all of our investment opportunities and to structure the terms of our investments rather than evaluating our investments in advance. Because investors are not able to thoroughly evaluate our investments in advance of acquiring shares, the offering of shares may entail more risk than other types of offerings. This additional risk may hinder investors’ ability to achieve their own personal investment objectives related to portfolio diversification, risk-adjusted investment returns and other objectives. The results of other businesses or companies that have or have had an investment objective which is similar to, or different from, our investment objective are not indicative of the results that we may achieve. We expect to have a different investment portfolio from other businesses or companies. Accordingly, our results may differ from and are independent of the results obtained by such businesses or companies. Moreover, past performance of the Company, Carlyle, and other BDCs managed by Carlyle, is no assurance of future returns. See “—We may not replicate the historical success of Carlyle or the historical performance of other BDCs managed by Carlyle” for additional information.
We are subject to all of the business risks and uncertainties associated with any new business, including the risk that we will not achieve our investment objective and that the value of investors’ investments could decline substantially or that investors’ investments could become worthless. We anticipate, based on the amount of proceeds raised in the initial or subsequent closings that it could take some time to invest substantially all of the capital we expect to raise due to market conditions generally and the time necessary to identify, evaluate, structure, negotiate and close suitable investments in private middle market companies. In order to comply with the RIC diversification requirements during the startup period, we may invest proceeds in temporary investments, such as cash, cash equivalents, U.S. government securities and other high-quality debt investments that mature in one year or less from the time of investment, which we expect will earn yields substantially lower than the interest, dividend or other income that we seek to receive in respect of suitable portfolio investments. We may not be able to pay any significant distributions during this period, and any such distributions may be substantially lower than the distributions we expect to pay when our portfolio is fully invested.
Our potentially limited term may impact our investment strategy.
If we have not consummated a Liquidity Event by the end of the Term, our Board of Trustees (subject to any necessary shareholder approvals under the Investment Company Act and other applicable requirements of the Investment Company Act and the Code) will use commercially reasonable efforts to wind down, sell and/or liquidate and dissolve us in an orderly manner. Due to our potentially finite Term, we may be required to sell investments at an inopportune time, which could adversely affect our performance and/or cause us to seek to invest in loans with a shorter term than would be the case if our Term was longer, which might adversely affect the nature and/or quality of our investments.
The COVID-19 pandemic could materially and adversely affect our portfolio companies and the results of our operations.
In late 2019 and early 2020, SARS-CoV-2 and COVID-19 emerged in China and spread rapidly across the world, including to the United States. This outbreak has led and for an unknown period of time will continue to lead to disruptions in local, regional, national and global economic activity, adversely affected the functioning of financial markets, impacted market interest rates, increased economic and market uncertainty, and disrupted trade and supply chains. While economic activity has improved, disruptions to supply chains continue and significant inflation has been seen in many segments of the global economy. With respect to the U.S. credit markets (in particular for middle market loans), this outbreak has resulted in, and until fully resolved is likely to continue to result in, the following among other things: (i) government imposition of various forms of “stay at home” orders and the closing of “non-essential” businesses, resulting in significant disruption to the businesses of many middle-market loan borrowers including supply chains, demand and practical aspects of their operations, as well as in layoffs of employees, and, while these effects are hoped to be temporary, some effects could be persistent or even permanent; (ii) increased draws by borrowers on revolving lines of credit; (iii) increased requests by borrowers for amendments and waivers of their credit agreements to avoid default, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans; (iv) volatility and disruption of these markets including greater volatility in pricing and spreads and difficulty in valuing loans during periods of increased volatility, and liquidity issues; and (v) rapidly evolving proposals and/or actions by state and federal governments to address problems being experienced by the markets and by businesses and the economy in general which will not necessarily adequately address the problems facing the loan market and middle market businesses. Such conditions may in the future require us to modify the payment terms of our investments, including changes in PIK interest provisions and/or cash interest rates. The performance of certain of our portfolio companies has been, and in the future may be, negatively impacted by these economic or other conditions, which can result in our receipt of reduced interest income from our portfolio companies and/or realized and unrealized losses related to our investments, and, in turn, may adversely affect distributable income and have a material adverse effect on our results of operations. In addition, as governments continue to respond to changing COVID-19 related conditions and impose certain COVID-19 mitigation measures, certain of our portfolio companies may experience increases in health and safety expenses, payroll costs and other operating expenses. It is impossible to determine the scope of this outbreak, or any future outbreaks, how long any such outbreak, market disruption or uncertainties may last, the effect any governmental actions will have or the full potential impact on us and our portfolio companies.
Further, from an operational perspective, our Investment Adviser’s investment professionals has implemented a hybrid return-to-office approach. An extended period of remote work arrangements could strain our Investment Adviser’s business continuity plans, introduce operational risk, including but not limited to cybersecurity risks, and impair our ability to manage our business. In addition, we are highly dependent on third-party service providers for certain communication and information systems. As a result, we rely upon the successful implementation and execution of the business continuity planning of such providers in the current environment. If one or more of these third parties to whom we outsource certain critical business activities experience operational failures as a result of the impacts from the spread of COVID-19, or claim that they cannot perform due to a force majeure, it may have a material adverse effect on our business, financial condition, results of operations, liquidity and cash flows.
While several countries, as well as certain states in the United States, have relaxed public health restrictions with a view to partially or fully reopening their economies, recurring COVID-19 outbreaks and the spread of new COVID-19 variants have led to the re-introduction of such restrictions in certain states in the United States and globally and could continue to lead to the re-introduction of such restrictions elsewhere. These or new travel restrictions may result in a global economic downturn. Ineffectual treatment options treatment options could lead people to continue to self-isolate and not participate in the economy at pre-pandemic levels for a prolonged period of time. Even after the COVID-19 pandemic subsides, the U.S. economy and most other major global economies may experience an economic downturn, and we anticipate our business and operations could be materially adversely affected by a prolonged economic downturn and uncertainty in the United States and other major markets. Some economists and major investment banks have expressed concerns that the continued spread of the virus globally could lead to a world-wide economic downturn.
Capital markets may experience periods of disruption and instability. These market conditions may materially and adversely affect debt and equity capital markets in the United States and abroad, which may in the future have a negative impact on our business and operations.
Our business is materially affected by conditions in the global financial markets and economic conditions or events throughout the world that are outside of our control, including, but not limited to, changes in interest rates, availability of credit, inflation rates, economic uncertainty, slowdown in global growth, changes in laws (including laws relating to taxation and regulations on the financial industry), disease, pandemics or other severe public health events, trade barriers, commodity prices, currency exchange rates and controls, national and international political circumstances (including government shutdowns, wars, terrorist acts or security operations) and the effects of climate change. Recently, U.S. capital markets have experienced extreme volatility and disruption following the global outbreak of COVID-19 that began in December 2019, as evidenced by the volatility in global stock markets as a result of, among other things, uncertainty surrounding the COVID-19 pandemic and the impact of supply chain disruptions. Despite actions of the U.S. federal government and foreign governments, these events have contributed to unpredictable general economic conditions that are materially and adversely impacting the broader financial and credit markets. These and future market disruptions and/or illiquidity would be expected to have an adverse effect on our business, financial condition, results of operations and cash flows.
At various times, such disruptions have resulted in, and may in the future result in, a lack of liquidity in parts of the debt capital markets, significant write-offs in the financial services sector and the repricing of credit risk. Such conditions may occur for a prolonged period of time again, and may materially worsen in the future, including as a result of U.S. government shutdowns, or future downgrades to the U.S. government's sovereign credit rating or the perceived credit worthiness of the United States or other large global economies. In addition, the current U.S. political environment and the resulting uncertainties regarding actual and potential shifts in U.S. foreign investment, trade, taxation, economic, environmental and other policies under the current Administration, as well as the impact of geopolitical tension, such as a deterioration in the bilateral relationship between the U.S. and China or an escalation in conflict between Russia and Ukraine, could lead to disruption, instability and volatility in the global markets. Unfavorable economic conditions, including future recessions, could also increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could limit our investment originations and our ability to grow and could have a material negative impact on our operating results, financial condition, results of operations and cash flows and the fair values of our debt and equity investments.
In addition, the U.S. and global capital markets have in the past, and may in the future, experience periods of extreme volatility and disruption during economic downturns and recessions. Trade wars and volatility in the U.S. repo market, the U.S. high yield bond markets, the Chinese stock markets and global markets for commodities may affect other financial markets worldwide. In addition, while recent government stimulus measures worldwide have reduced volatility in the financial markets, volatility may return as such measures are phased out, and the long-term impacts of such stimulus on fiscal policy and inflation remain unknown. Increases to budget deficits, which have been exacerbated by the COVID-19 pandemic, or direct and contingent sovereign debt, may create concerns about the ability of certain nations to service their sovereign debt obligations, and any risks resulting from any such debt crisis in Europe, the United States or elsewhere could have a detrimental impact on the global economy, sovereign and non-sovereign debt in certain countries and the financial condition of financial institutions generally. Austerity measures that certain countries may agree to as part of any debt crisis or disruptions to major financial trading markets may adversely affect world economic conditions, our business and the businesses of our portfolio companies.
Additionally, the Federal Reserve is expected to raise the Federal Funds Rate in 2022. These developments, along with the United States government’s credit and deficit concerns, global economic uncertainties and market volatility and the impacts of COVID-19, could cause interest rates to be volatile, which may negatively impact our ability to access the capital markets on favorable terms.
Inflation may adversely affect the business, results of operations and financial condition of our portfolio companies.
Certain of our portfolio companies are in industries that may be impacted by inflation. If such portfolio companies are unable to pass any increases in their costs of operations along to their customers, it could adversely affect their operating results and impact their ability to pay interest and principal on our loans, particularly if interest rates rise in response to inflation. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future realized or unrealized losses and therefore reduce our net assets resulting from operations.
Economic recessions or downturns could impair our portfolio companies and harm our operating results.
Many of the portfolio companies in which we will make investments may be susceptible to economic slowdowns or recessions and may be unable to repay the loans we made to them during these periods. The ongoing effects of the COVID-19 pandemic, supply chain disruptions and inflation heighten these risks. Therefore, our non-performing assets may increase and the value of our portfolio may decrease during these periods as we are required to record our investments at their current fair value. Adverse economic conditions also may decrease the value of collateral securing some of our loans and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our and our portfolio companies’ funding costs, limit our and our portfolio companies’ access to the capital markets or result in a decision by lenders not to extend credit to us or our portfolio companies. These events could prevent us from increasing investments and harm our operating results.
Any deterioration of general economic conditions may lead to significant declines in corporate earnings or loan performance, and the ability of corporate borrowers to service their debt, any of which could trigger a period of global economic slowdown, and have an adverse impact on our performance and financial results, and the value and the liquidity of our investments. In an economic downturn, we could have non-performing assets or an increase in non-performing assets, and we would anticipate that the value of our portfolio would decrease during these periods.
A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, acceleration of the time when the loans are due and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize the portfolio company’s ability to meet its obligations under the debt that we hold. We may incur additional expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company. In addition, if one of our portfolio companies were to go bankrupt, depending on the facts and circumstances, including the extent to which we will actually provide significant managerial assistance to that portfolio company, a bankruptcy court might subordinate all or a portion of our claim to that of other creditors.
We are dependent upon our Investment Adviser for our future success.
We do not have any employees. We depend on the diligence, skill, judgment and network of business contacts of our Investment Adviser’s investment professionals and Carlyle’s direct lending business to source appropriate investments for us. We depend on members of our Investment Adviser’s investment team to appropriately analyze our investments and the Investment Committee to approve and monitor our middle market portfolio investments. The Investment Committee, together with the other members of its investment team, evaluate, negotiate, structure, close and monitor our investments. Our future success will depend on the continued availability of the members of the Investment Committee and the other investment professionals available to our Investment Adviser. Neither we nor our Investment Adviser has employment agreements with these individuals or other key personnel, and we cannot provide any assurance that unforeseen business, medical, personal or other circumstances would not lead any such individual to terminate his or her relationship with us. The loss of any senior investment professionals to which our Investment Adviser has access, including members of the Investment Committee, or a significant number of the investment professionals of our Investment Adviser, could have a material adverse effect on our ability to achieve our investment objective as well as on our financial condition and results of operations. The market for qualified professionals is extremely competitive across levels and areas of expertise, and our Investment Adviser may not be successful in its efforts to recruit, retain and motivate these professionals. In connection with the COVID-19 pandemic, there has been a shift to a hybrid work model and, in recruiting efforts, our Investment Adviser has seen increased focus by prospective candidates on remote and hybrid work arrangements and arrangements providing more flexibility, including around location. If there is a further shift to a longer-term fully remote model that does not require maintaining close proximity to a company’s offices in the markets in which our Investment Adviser competes for talent, it may experience an even further increase in competition for talent and it may be difficult to recruit and retain investment professionals.
In addition, we cannot assure you that our Investment Adviser will remain our investment adviser or that we will continue to have access to Carlyle’s investment professionals or its information and deal flow. If, due to extraordinary market conditions or other reasons, we and our affiliated funds were to incur substantial losses, the revenues of our Investment Adviser and its affiliates may decline substantially. Such losses may hamper our Investment Adviser’s and its affiliates’ ability to provide the same level of service to us as it would have. Further, there can be no assurance that our Investment Adviser will replicate Carlyle’s historical success, and we caution you that our investment returns could be substantially lower than the returns achieved by other Carlyle-managed funds.
Our financial condition, results of operations and ability to achieve our investment objective depend on our ability to source investments, access financing and manage future growth effectively.
Our ability to achieve our investment objective and to grow depends on our ability to acquire suitable investments and monitor and administer those investments, which depends, in turn, on our Investment Adviser’s ability to identify, invest in and monitor companies that meet our investment criteria.
Accomplishing this result on a cost-effective basis is largely a function of our Investment Adviser’s structuring of the investment process, its ability to provide competent, attentive and efficient services to us and its ability to access financing for us on acceptable terms. Key members of our Investment Adviser’s investment team have substantial responsibilities in connection with managing other BDCs and certain other existing or future investment funds and accounts advised by our Investment Adviser or affiliates, and may also be called upon to provide managerial assistance to our portfolio companies. These demands on their time, which will increase as the number of investments grow, may distract them or slow the rate of investment. In order for us to grow, Carlyle will need to hire, train, supervise, manage and retain new employees. See “—There are significant potential conflicts of interest, including the management of other investment funds and accounts by our Investment Adviser, which could impact our investment returns.” for additional information. However, we can offer no assurance that any such investment professionals will contribute effectively to the work of our Investment Adviser. Any failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.
We expect to raise additional capital to grow because we must distribute most of our income.
We expect to raise additional capital to fund growth in our investments. We expect to issue equity securities in connection with capital drawdowns from our investors in the Private Offering and may borrow from financial institutions in the future. If we fail to obtain funds from such sources or from other sources to fund our investments, it could limit our ability to grow, which may have an adverse effect on the value of our securities. We intend to elect to be treated, and to qualify annually, as a RIC for U.S. federal income tax purposes under Subchapter M of the Code beginning with the year ending December 31, 2022. To maintain our status as a RIC, among other requirements, we must distribute on a timely basis at least 90% of our investment company taxable income to our shareholders. As a result, any such cash earnings may not be available to fund investment originations or repay maturing debt.
We may pursue growth through acquisitions or strategic investments in new businesses. Completion and timing of any such acquisitions or strategic investments may be subject to a number of contingencies and risks. There can be no assurance that the integration of an acquired business will be successful or that an acquired business will prove to be profitable or sustainable.
In addition, as a BDC, our ability to borrow or issue Preferred Shares may be restricted if our total assets are less than 150% of our total borrowings and Preferred Shares. Furthermore, equity capital may be difficult to raise because, subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares at a price per share less than NAV without first obtaining approval for such issuance from our shareholders and our Independent Trustees.
Our investors have obligations to satisfy capital calls.
Capital calls will be issued by us from time to time at our discretion, including, in the absence of a Liquidity Event, after the end of our Drawdown Period to satisfy certain specified uses, based upon our assessment of our needs and opportunities. To satisfy such capital calls, our investors may need to maintain a substantial portion of their commitment in assets that can be readily converted to cash. Except as specifically set forth in the subscription agreement, each investor’s obligation to satisfy capital calls will be unconditional. An investor’s obligation to satisfy capital calls will not in any manner be contingent upon our performance or prospects or upon any assessment thereof provided by our Investment Adviser. Capital calls may not provide all of the information an investor desires in a particular circumstance, and such information may not be made available and will not be a condition precedent for an investor to meet its funding obligation. Additionally, and notwithstanding the foregoing, our Investment Adviser will not be obligated to call 100% of any investor’s commitment during our Term.
If one or more of our investors are unable to make, or are contractually excused from making, their capital calls on any one investment, the capital call of the other investors will increase accordingly, possibly materially. The fees, costs and expenses incurred by our investors in fulfilling a capital call (whether it is bank fees, wire fees, value-added tax or other applicable charge imposed on an investor (including the fees, costs and expenses incurred by an investor in converting its local currency into dollars, if applicable)) will be borne solely by such investor and will be in addition to the amounts required by capital calls (and will not be part of or otherwise reduce their commitments and/or unpaid capital commitment, as applicable).
We may be unable to pay our obligations when due if our investors fail to pay installments of their capital commitments to us when due.
If an investor fails to pay installments of its capital commitment to us when due, and if the contributions made by non-defaulting investors and borrowings by us are inadequate to cover the defaulted contribution, we may be unable to pay our obligations when due. As a result, we may be subjected to significant penalties that could materially adversely affect the returns to our investors (including non-defaulting investors).
Our lack of minimum company size may result in our investors bearing a disproportionate share of our expenses and obligations as compared to investors participating in a larger company.
Our investors will bear, among other expenses and costs, our organizational expenses and offering costs relating to the offering of the Shares incurred on or prior to the Final Closing Date (collectively, the “Organizational and Offering Costs”) up to a maximum aggregate amount of 0.15% of the Company’s total capital commitments. We have no minimum company size, and there is no guarantee that additional investors will make commitments to us in the future following the Initial Closing Date. As a result, if we fail to raise additional commitments prior to the Final Closing Date, our investors will be required to bear a disproportionate share of our expenses and obligations as compared to investors participating in a larger company.
Any failure on our part to maintain our status as a BDC or RIC would reduce our operating flexibility, may hinder our achievement of our investment objective, may limit our investment choices and may subject us to greater regulation.
The Investment Company Act imposes numerous constraints on the operations of BDCs and RICs that do not apply to other types of investment vehicles. For example, under the Investment Company Act, we are required as a BDC to invest at least 70% of our total assets in specified types of “qualifying assets,” primarily in private U.S. companies or thinly-traded U.S. public companies, cash, cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less. In addition, in order to qualify as a RIC for U.S. federal income tax purposes, we are required to satisfy certain source-of-income, diversification and distribution requirements. These constraints, among others, may hinder our ability to take advantage of attractive investment opportunities and to achieve our investment objective. See Item 1. “Business—Election to be Taxed as a RIC” for additional information.
Furthermore, any failure to comply with the requirements imposed on us as a BDC by the Investment Company Act could cause the SEC to bring an enforcement action against us and/or expose us to claims of private litigants. In addition, upon approval of a majority of our outstanding voting securities as required by the Investment Company Act, we may elect to withdraw our status as a BDC. If we decide to withdraw our election, or if we otherwise fail to qualify, or maintain our qualification, as a BDC, we might be regulated as a closed‑end investment company that is required to register under the Investment Company Act, which would subject us to additional regulatory restrictions, significantly decrease our operating flexibility and could significantly increase our cost of doing business. See Item 1. “Business—Regulation—General – Regulation as a Business Development Company” for additional information. In addition, any such failure could cause an event of default under our future outstanding indebtedness, which could have a material adverse effect on our business, financial condition or results of operations.
Regulations governing our operation as a BDC affect our ability to, and the way in which we will, raise additional capital. As a BDC, the necessity of raising additional capital may expose us to risks, including the typical risks associated with leverage.
We may issue debt securities or Preferred Shares and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the Investment Company Act. In addition, we may seek to securitize certain of our loans. Under the provisions of the Investment Company Act, we are permitted, as a BDC, to issue senior securities only in amounts such that our asset coverage ratio, as defined in the Investment Company Act, equals at least 150% of total assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test, which may prohibit us from paying dividends and could prevent us from maintaining our status as a RIC or may prohibit us from repurchasing the Shares. If that happens, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous. Accordingly, any failure to satisfy this test could have a material adverse effect on our business, financial condition or results of operations. Also, any amounts that we use to service our indebtedness would not be available for distributions to our shareholders. Furthermore, as a result of issuing senior securities, our shareholders would also be exposed to typical risks associated with increased leverage, including an increased risk of loss resulting from increased indebtedness.
If we issue Preferred Shares, the Preferred Shares would rank “senior” to the Shares in our capital structure, Preferred shareholders would have separate voting rights on certain matters and might have other rights, preferences, or privileges more favorable than those of our shareholders, and the issuance of Preferred Shares could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for our shareholders or otherwise be in their best interest.
We are not generally able to issue and sell our Shares at a price below the NAV per share. We may, however, sell our Shares, or warrants, options or rights to acquire our Shares, at a price below the then-current NAV per Share if our Independent Trustees determine that such sale is in the best interests of us and our shareholders and our shareholders approve such sale. In any such case, the price at which our Shares are to be issued and sold may not be less than a price that, in the determination of our Independent Trustees, closely approximates the market value (if any) of such shares (less any distributing commission or discount). If we raise additional funds by issuing more Shares or senior securities convertible into, or exchangeable for, our Shares, then the percentage ownership of our shareholders at that time will decrease, and holders of our Shares might experience dilution.
We expect to borrow money, which will magnify the potential for gain or loss on amounts invested and may increase the risk of investing in us.
As part of our business strategy, we, including through any wholly owned subsidiary of ours, expect to borrow from and may in the future issue additional senior debt securities to banks, insurance companies and other lenders. Holders of these loans or senior securities would have fixed-dollar claims on our assets that are superior to the claims of our shareholders. Any credit agreement or other debt financing agreement into which we may enter may impose financial and operating covenants that restrict our activities, including investment activities (such as industry concentrations) and distributions, have defaults triggered by, among other things, a change of control or change of investment adviser, remedies on default and similar matters. If the value of our assets decreases, leverage will cause our NAV to decline more sharply than it otherwise would have without leverage. Similarly, any decrease in our income would cause our net income to decline more sharply than it would have if we had not borrowed. This decline could negatively affect our ability to make dividend payments on our Shares.
Our ability to service our borrowings depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures. The amount of leverage that we employ will depend on our Investment Adviser’s and our Board of Trustees’ assessment of market and other factors at the time of any proposed borrowing. We cannot assure you that we will be able to obtain credit at all or on terms acceptable to us.
Also, if we have senior debt securities or other credit facilities, any obligations to such creditors may be secured by a pledge of and security interest in some or all of our assets, including our portfolio of investments, our cash and/or our right to call unused capital commitments from the shareholders. If we enter into a subscription credit facility, the lenders (or their agent) will typically have the right on behalf of us to directly call unused capital commitments and enforce remedies against the shareholders under certain circumstances. In the case of a liquidation event, lenders and other creditors would receive proceeds to the extent of their security interest before any distributions are made to the shareholders.
Our indebtedness could adversely affect our business, financial conditions or results of operations.
We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our credit facilities or otherwise in an amount sufficient to enable us to repay our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before it matures. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all. If we cannot service our indebtedness, we may have to take actions such as selling assets or seeking additional equity. We cannot assure you that any such actions, if necessary, could be effected on commercially reasonable terms or at all, or on terms that would not be disadvantageous to our shareholders or on terms that would not require us to breach the terms and conditions of our existing or future debt agreements.

Changes in interest rates may increase our cost of capital, reduce the ability of our portfolio companies to service their debt obligations and decrease our net investment income.
General interest rate fluctuations and changes in credit spreads on floating rate loans may have a substantial negative impact on our investments and investment opportunities and, accordingly, may have a material adverse effect on our rate of return on invested capital, our net investment income and our NAV. Our debt investments may be based on variable interest rates that reset periodically based on benchmarks such as the London Interbank Offered Rate and the U.S. prime rate (“Prime Rate”), so an increase in interest rates from their historically low present levels may make it more difficult for our portfolio companies to service their obligations under the debt investments that we will hold. Rising interest rates could also cause portfolio companies to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults. Recent concerns about inflation have prompted officials from the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) to signal a policy shift that is currently expected to result in increases in interest rates over the course of 2022 and 2023.
Furthermore, to the extent we borrow money to make investments, our net investment income depends, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income to the extent we use debt to finance our investments. In periods of rising interest rates, our cost of funds would increase, which could reduce our net investment income.
In general, rising interest rates will negatively impact the price of a fixed rate debt instrument and falling interest rates will have a positive impact on price. Adjustable rate instruments also react to interest rate changes in a similar manner, although generally to a lesser degree (depending, however, on the characteristics of the reset terms, including the index chosen, frequency of reset and reset caps or floors, among other factors). Interest rate sensitivity is generally more pronounced and less predictable in instruments with uncertain payment or prepayment schedules.
In addition, a rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments. Accordingly, an increase in interest rates would make it easier for us to meet or exceed the incentive fee hurdle rate in our Investment Advisory Agreement and may result in a substantial increase in the amount of incentive fees payable to our Investment Adviser with respect to our pre-incentive fee net investment income. Also, an increase in interest rates available to investors could make an investment in our Shares less attractive if we are not able to increase our distribution rate, which could reduce the value of our Shares.
The discontinuation of LIBOR and the adoption of alternative reference may adversely affect our business and results of operations.
On July 27, 2017, the UK Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. On March 5, 2021, ICE Benchmark Administration Limited (“ICE”) announced that all LIBOR settings will either cease to be provided by any administrator or no longer be representative: (a) immediately after December 31, 2021, in the case of the 1-week and 2-month U.S. dollar LIBOR settings; and (b) immediately after June 30, 2023, in the case of the remaining U.S. dollar LIBOR settings. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist. At this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or any other reforms to LIBOR that may be enacted in the United Kingdom or elsewhere. It is possible that banks will not continue to provide submissions for the calculation of LIBOR. Similarly, it is not possible to predict whether LIBOR will continue to be viewed as an acceptable market benchmark, what rate or rates may become accepted alternatives to LIBOR, or what the effect of any such changes in views or alternatives may have on the financial markets for LIBOR-linked financial instruments.
To identify a successor rate for U.S. dollar LIBOR, the Alternative Reference Rates Committee (“ARRC”), a U.S.-based group convened by the Federal Reserve Board and the Federal Reserve Bank of New York, was formed. Financial regulators in the United Kingdom, the European Union, Japan and Switzerland also formed working groups with the aim of recommending alternatives to LIBOR denominated in their local currencies. On July 22, 2021, the ARRC formally recommended the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. Although SOFR appears to be the preferred replacement rate for U.S. dollar LIBOR, it is unclear if other benchmarks may emerge or if other rates will be adopted outside the United States. The Bank of England’s current nominated replacement for GBP-LIBOR is the Sterling Overnight Interbank Average Rate (“SONIA”). Given the inherent differences between LIBOR and SOFR, or any other alternative benchmark rate that may be established, including SONIA, there remains uncertainty regarding the future utilization of LIBOR and the nature of any replacement rate.

In any event, LIBOR, to the extent it is published, is likely to perform differently than in the past and, ultimately, cease to exist as a global benchmark going forward. Until an alternative benchmark rate(s) becomes generally accepted and regularly implemented in the market, the uncertainty as to the future of LIBOR, its eventual phase-out, the transition to one or more alternate benchmark rate(s), and the implementation of such new Benchmark Rate(s) may impact a number of factors, which, either alone or in the aggregate, may cause a material adverse effect on our performance and our ability to achieve its investment objective. The Investment Adviser does not have prior experience in investing during a period of benchmark rate transition and there can be no assurance that the Investment Adviser will be able to manage our business in a profitable manner before, during or after such transition.
The discontinuance of LIBOR may require us to renegotiate credit agreements entered into prior to the discontinuation of LIBOR with our portfolio companies that utilize LIBOR as a factor in determining the interest rate, in order to replace LIBOR with the new standard that is established, which may have an adverse effect on our ability to receive attractive returns.
Depending on several factors, including those set forth above, and the related costs of negotiating and documenting necessary changes to documentation, our business, financial condition and results of operations could be materially adversely impacted by the market transition or reform of certain reference rates and benchmarks. Other factors include the pace of the transition to replacement or reformed rates, the specific terms and parameters for and market acceptance of any alternative reference rates, prices and liquidity of trading markets for products based on alternative reference rates, and our ability to transition and develop appropriate systems and analytics for one or more alternative reference rates.
The impact of Brexit on our investments is uncertain and could adversely affect our business.
On January 31, 2020, the United Kingdom, or the UK, ended its membership in the European Union, or the EU, referred to as Brexit. Following the termination of a transition period, the UK and the EU entered into a trade and cooperation agreement to govern the future relationship between the parties, which was provisionally applied as of January 1, 2021 and entered into force on May 1, 2021 following ratification by the EU. With respect to financial services, the agreement leaves decisions on equivalence and adequacy to be determined by each of the UK and EU unilaterally in due course. As a result, certain UK licensed entities are unable to provide regulated services in a number of EU jurisdictions from the end of December 2020, absent regulatory relief or other measures implemented by individual countries. Such agreement is untested and may lead to ongoing political and economic uncertainty and periods of exacerbated volatility in both the United Kingdom and in wider European and global markets for some time. The longer term economic, legal, political and social implications of Brexit are unclear at this stage. Brexit has led to ongoing political and economic uncertainty and periods of increased volatility in both the UK and in wider European markets for some time. Brexit could lead to calls for similar referendums in other European jurisdictions, which could cause increased economic volatility in the European and global markets. This mid- to long-term uncertainty could have adverse effects on the economy generally and on our ability to earn attractive returns. In particular, currency volatility could mean that our returns are adversely affected by market movements and could make it more difficult, or more expensive, for us to execute prudent currency hedging policies. Potential decline in the value of the British Pound and/or the Euro against other currencies, along with the potential further downgrading of the UK’s sovereign credit rating, could also have an impact on the performance of certain investments made in the UK or Europe.
We may experience fluctuations in our quarterly results.
We could experience fluctuations in our quarterly operating results due to a number of factors, including, the pace at which investments are made, the interest rate payable on the debt securities we acquire, the default rate on such securities, rates of repayment, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses and changes in unrealized appreciation or depreciation, the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.
There are significant potential conflicts of interest, including the management of other investment funds and accounts by our Investment Adviser, which could impact our investment returns.
Our executive officers and Trustees, other current and future principals of our Investment Adviser and certain members of the Investment Committee may serve as officers, directors or principals of other entities and affiliates of our Investment Adviser and funds managed by our affiliates that operate in the same or a related line of business as we do. Currently, our executive officers, as well as the other principals of our Investment Adviser, manage other funds affiliated with Carlyle, including other BDCs. In addition, our Investment Adviser’s investment team has responsibilities for sourcing and managing U.S. middle market debt investments for certain other investment funds and accounts. Accordingly, they have obligations to investors in those entities, the fulfillment of which may not be in the best interests of, or may be adverse to the interests of, us or our shareholders. Although the professional staff of our Investment Adviser will devote as much time to our management as appropriate to enable our Investment Adviser to perform its duties in accordance with the Investment Advisory Agreement, the investment professionals of our Investment Adviser may have conflicts in allocating their time and services among us, on the one hand, and investment vehicles managed by Carlyle or one or more of its affiliates, on the other hand.
Our Investment Adviser and its affiliated investment managers may face conflicts in allocating investment opportunities between us and affiliated investment vehicles that have overlapping objectives with ours. For example, certain affiliated investment vehicles may have arrangements that provide for higher management or incentive fees, greater expense reimbursements or overhead allocations, or permit the Investment Adviser and its affiliates to receive transaction fees not permitted under the Investment Company Act, all of which may contribute to this conflict of interest and create an incentive for our Investment Adviser or its affiliated investment managers to favor such other accounts. Furthermore, our Investment Adviser and its affiliated investment managers may form vehicles for the benefit of third-party investors that will be entitled to a portion of the allocation with respect to an investment. Such co-investment rights could result in us being allocated a smaller share of an investment than would otherwise be the case in the absence of such co-investment rights. Although our Investment Adviser will endeavor to allocate investment opportunities in a fair and equitable manner in accordance with its allocation policies and procedures, it is possible that, in the future, we may not be given the opportunity to participate in investments made by investment funds managed by our Investment Adviser or an investment manager affiliated with our Investment Adviser, including Carlyle.
We and our affiliates may own investments at different levels of a portfolio company’s capital structure or otherwise own different classes of a portfolio company’s securities, which may give rise to conflicts of interest or perceived conflicts of interest. Conflicts may also arise because portfolio decisions regarding our portfolio may benefit our affiliates. Our affiliates may pursue or enforce rights with respect to one of our portfolio companies, and those activities may have an adverse effect on us.
It is possible that Carlyle or an affiliated investment vehicle will invest in a company that is or becomes a competitor of a portfolio company of ours. Such investment could create a conflict between us, on the one hand, and Carlyle or the affiliated investment vehicle, on the other hand. In such a situation, Carlyle or our Investment Adviser may also have a conflict in the allocation of its own resources to our portfolio company. In addition, certain affiliated investment vehicles will be focused primarily on investing in other funds that may have strategies that may overlap and/or directly conflict and compete with us.
As a result of the expansion of Carlyle’s platform into various lines of business in the alternative asset management industry, Carlyle is subject to a number of actual and potential conflicts of interest and subject to greater regulatory oversight than that to which it would otherwise be subject if it had just one line of business. In addition, as Carlyle expands its platform, the allocation of investment opportunities among its investment funds, including us, is expected to become more complex. In addressing these conflicts and regulatory requirements across Carlyle’s various businesses, Carlyle has implemented and may continue to implement certain policies and procedures. For example, Carlyle has established an information barrier between Carlyle Credit, on the one hand, and the rest of Carlyle, on the other, which generally restricts the communications of Carlyle Credit with other Carlyle investment professionals pursuant to the information barrier policy. In addition, we may come into possession of material non-public information with respect to issuers in which we may be considering making an investment. As a consequence, we may be precluded from providing such information or other ideas to other funds affiliated with Carlyle that may benefit from such information or we may be precluded from otherwise consummating a contemplated investment. To the extent we or any other funds affiliated with Carlyle fail to appropriately deal with any such conflicts, it could negatively impact our reputation or Carlyle’s reputation and our ability to raise additional funds and the willingness of counterparties to do business with us or result in potential litigation against us.
In the ordinary course of business, we may enter into transactions with affiliates and portfolio companies that may be considered related party transactions. We have implemented certain policies and procedures whereby certain of our executive officers screen each of our transactions for any possible affiliations between the proposed portfolio investment, us and other affiliated persons, including our Investment Adviser, shareholders that own more than 5% of us, employees, officers, Trustees and directors of us and our Investment Adviser and certain persons directly or indirectly controlling, controlled by or under common control with the foregoing persons. We will not enter into any agreements unless and until we are satisfied that doing so will not raise concerns under the Investment Company Act or, if such concerns exist, we have taken appropriate actions to seek Board of Trustees review and approval or SEC exemptive relief for such transaction.
In the course of our investing activities, we pay management and incentive fees to our Investment Adviser and reimburse our Investment Adviser for certain expenses it incurs in accordance with our Investment Advisory Agreement. The base management fee is based on our gross assets and the incentive fee is paid on income, both of which include leverage. As a result, investors in our Shares invest on a “gross” basis and receive distributions on a “net” basis after expenses, resulting in a lower rate of return than an investor might achieve through direct investments. Because these fees are based on gross assets, our Investment Adviser will benefit to the extent we incur debt or use leverage. Accordingly, there may be times when the senior management team of our Investment Adviser has interests that differ from those of our shareholders, giving rise to a conflict.
In addition, we pay our Administrator, an affiliate of our Investment Adviser, its costs and expenses and our allocable portion of overhead incurred by it in performing its obligations under the Administration Agreement, including, compensation paid to or compensatory distributions received by our officers (including our Chief Compliance Officer and Chief Financial Officer) and their respective staff who provide services to us, operations staff who provide services to us, and internal audit staff in their role of performing our Sarbanes-Oxley Act internal control assessment. These arrangements create conflicts of interest that our Board of Trustees monitors. Despite Carlyle’s good faith judgment to arrive at a fair and reasonable expense allocation methodology, the use of any particular methodology may lead us to bear relatively more expense in certain instances and relatively less in other instances compared to what we would have borne if a different methodology had been used. However, Carlyle seeks to make allocations that are equitable on an overall basis in its good faith judgment.
We may be obligated to pay our Investment Adviser incentive compensation even if we incur a loss.
Our Investment Adviser is entitled to incentive compensation for each calendar quarter in an amount equal to a percentage of the excess of our pre-incentive fee net investment income for that quarter (before deducting incentive compensation) above a performance threshold for that quarter. We use net assets in calculating our performance threshold, which results in a lower hurdle rate than if we used gross assets like we do for determining our base management fee. Our pre-incentive fee net investment income for incentive compensation purposes excludes realized and unrealized capital losses and depreciation that we may incur in the calendar quarter, even if such capital losses or depreciation result in a net loss on our statement of operations for that quarter. Thus, we may be required to pay our Investment Adviser incentive compensation for a calendar quarter even if there is a decline in the value of our portfolio or we incur a net loss for that quarter.
Our fee structure may induce our Investment Adviser to pursue speculative investments and incur leverage, and investors may bear the cost of multiple levels of fees and expenses.
The incentive fees payable by us to our Investment Adviser may create an incentive for our Investment Adviser to pursue investments on our behalf that are riskier or more speculative than would be the case in the absence of such compensation arrangement. The incentive fees payable to our Investment Adviser are calculated based on a percentage of our return on invested capital. This may encourage our Investment Adviser to use leverage to increase the return on our investments. In particular, a portion of the incentive fees payable to the Investment Adviser is calculated based on our pre-incentive fee net investment income, expressed as a rate of return on the value of the Company’s net assets at the end of the immediately preceding calendar quarter, subject to a “hurdle rate” of 1.50% per quarter (6% annualized) and a “catch-up rate” of 1.82% per quarter (7.28% annualized). Accordingly, an increase in leverage may make it easier for the Company to meet or exceed the hurdle rate applicable to the income-based incentive fee and may result in an increase in the amount of income-based incentive fee payable to the Investment Adviser.
Under certain circumstances, the use of leverage may increase the likelihood of default, which would impair the value of our Shares. In addition, our Investment Adviser will receive the incentive fees based, in part, upon net capital gains realized on our investments. Unlike that portion of the incentive fees based on income, there is no hurdle rate applicable to the portion of the incentive fees based on net capital gains. As a result, our Investment Adviser has an incentive to invest more capital in investments that are likely to result in capital gains as compared to income producing securities. Such a practice could result in our investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during economic downturns.
The “catch-up” portion of the incentive fees may encourage our Investment Adviser to accelerate or defer interest payable by portfolio companies from one calendar quarter to another, potentially resulting in fluctuations in timing and dividend amounts.
Additionally, the incentive fee payable by us to our Investment Adviser may create an incentive for our Investment Adviser to cause us to realize capital gains or losses that may not be in the best interests of us or our shareholders. Under the incentive fee structure, our Investment Adviser will benefit when we recognize capital gains and, because our Investment Adviser will determine when an investment is sold, our Investment Adviser will control the timing of the recognition of such capital gains. Our Board of Trustees is charged with protecting our shareholders’ interests by monitoring how our Investment Adviser addresses these and other conflicts of interest associated with its management services and compensation.

We may invest, to the extent permitted by law, in the securities and instruments of other investment companies, including private funds, and, to the extent we so invest, bear our ratable share of any such investment company’s expenses, including management and performance fees. We also remain obligated to pay management fees and incentive fees to our Investment Adviser with respect to the assets invested in the securities and instruments of other investment companies. With respect to each of these investments, each of our shareholders will bear his or her share of the management and incentive fees of our Investment Adviser as well as indirectly bearing the management and performance fees and other expenses of any investment companies in which we invest.
We will be subject to corporate-level income tax if we are unable to qualify and maintain our qualification as a RIC for U.S. federal income tax purposes under Subchapter M of the Code.
Although we intend to elect to be treated, and to qualify annually, as a RIC for U.S. federal income tax purposes under Subchapter M of the Code beginning with the year ending December 31, 2022, we cannot assure you that we will be able to qualify for and maintain RIC status. To obtain and maintain RIC status and be relieved of U.S. federal income taxes on income and gains distributed to our shareholders, we must, among other things, have in effect an election to be treated, and continue to qualify, as a BDC under the Investment Company Act at all times during each taxable year and meet the Annual Distribution Requirement, the 90% Gross Income Test and the Diversification Tests (each defined term, defined below).
•We must distribute to our shareholders on an annual basis at least 90% of our investment company taxable income (generally, our net ordinary income plus the excess of our realized net short-term capital gains over realized net long-term capital losses, determined without regard to the dividends paid deduction) for each taxable year (the “Annual Distribution Requirement”).
•We must derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to loans of certain securities, gains from the sale of stock or other securities or foreign currencies, net income from certain “qualified publicly traded partnerships,” or other income derived with respect to our business of investing in such stock or securities or foreign currencies (the “90% Gross Income Test”).
•At the end of each quarter of our taxable year, at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and no more than 25% of the value of our assets is invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, or of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses, or the securities of one or more “qualified publicly traded partnerships” (the “Diversification Tests”).
If we fail to maintain our RIC status for any reason, and we do not qualify for certain relief provisions under the Code, we would be subject to corporate-level U.S. federal income tax (and any applicable U.S. state and local taxes) regardless of whether we make any distributions to our shareholders. In this event, the resulting taxes and any resulting penalties could substantially reduce our net assets, the amount of our income available for distribution and the amount of our distributions to our shareholders, which would have a material adverse effect on our financial performance. For additional discussion regarding the tax implications of a RIC, see Item 1. “Business—Election to be Taxed as a RIC.”
A portion of our income and fees may not be qualifying income for purposes of the income source requirement.
Some of the income and fees that we may recognize will not satisfy the income source requirement applicable to RICs. In order to ensure that such income and fees do not disqualify us as a RIC for a failure to satisfy such requirement, we may be required to recognize such income and fees indirectly through one or more entities treated as corporations for U.S. federal income tax purposes. Such corporations will be required to pay U.S. corporate income tax on their earnings, which ultimately will reduce the amount of income available for distribution.
If we are not treated as a “publicly offered regulated investment company,” as defined in the Code, certain U.S. shareholders will be treated as having received a dividend from us in the amount of such U.S. shareholders’ allocable share of the management and incentive fees paid to our Investment Adviser and certain of our other expenses.
A “publicly offered regulated investment company” is a RIC whose shares are either (i) continuously offered pursuant to a public offering within the meaning of Section 4 of the Securities Act, (ii) regularly traded on an established securities market or (iii) held by or for at least 500 persons at all times during the taxable year. We cannot assure investors that we will be treated as a “publicly offered regulated investment company”. If we are not treated as a publicly offered regulated investment company for any calendar year, each U.S. shareholder that is an individual, trust or estate will be treated as having received a dividend from us in the amount of such U.S. shareholder’s allocable share of the management and incentive fees paid to our Investment Adviser and certain of our other expenses for the calendar year, and these fees and expenses will be treated as miscellaneous itemized deductions of such U.S. shareholder. Miscellaneous itemized deductions generally are deductible by a U.S. shareholder that is an individual, trust or estate only for tax years of such U.S. shareholder beginning after 2025 and only to the extent that the aggregate of such U.S. shareholder’s miscellaneous itemized deductions exceeds 2% of such U.S. shareholder’s adjusted gross income for U.S. federal income tax purposes, are not deductible for purposes of the alternative minimum tax and are subject to the overall limitation on itemized deductions under the Code. See Item 1. “Business—Election to be Taxed as a RIC” for additional information.
We will expend significant financial and other resources to comply with the requirements of being registered under the Exchange Act.
We will incur legal, accounting and other expenses to comply with the requirements of being registered under the Exchange Act, including costs associated with the reporting requirements of the Exchange Act and requirements of the Sarbanes-Oxley Act. These requirements may place a strain on our systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting. See Item 1. “Business—Regulation—Sarbanes-Oxley Act of 2002” for additional information. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal controls, significant resources and management oversight will be required. We will be implementing procedures, processes, policies and practices for the purpose of addressing the standards and requirements applicable to public companies. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. We expect to incur significant additional annual expenses related to these steps and, among other things, Trustees’ and officers’ liability insurance, Trustee fees, reporting requirements of the SEC, transfer agent fees, additional administrative expenses payable to our Administrator to compensate them for hiring additional accounting, legal and administrative personnel, increased auditing and legal fees and similar expenses.
The systems and resources necessary to comply with public company reporting requirements will increase further once we cease to be an “emerging growth company” under the JOBS Act. As long as we remain an emerging growth company or a reporting company that does not meet the definition of an “accelerated filer” or a “large accelerated filer” under Rule 12b-2 under the Exchange Act, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act.
We do not currently have comprehensive documentation of our internal controls and have not yet tested our internal controls in accordance with Section 404 of the Sarbanes-Oxley Act, and failure to achieve and maintain effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business.
We have not previously been required to maintain proper and effective internal control over financial reporting, including the internal control evaluation and certification requirements of Section 404 of the Sarbanes-Oxley Act. We will not be required to comply with all of the requirements under Section 404 of the Sarbanes-Oxley Act until we have been subject to the reporting requirements of the Exchange Act for a specified period of time and the date (i) we are no longer an emerging growth company under the JOBS Act and (ii) we are a reporting company that meets the definition of an “accelerated filer” or a “large accelerated filer” under Rule 12b-2 under the Exchange Act. Accordingly, our internal controls over financial reporting do not currently meet all of the standards contemplated by Section 404 of the Sarbanes-Oxley Act that we may eventually be required to meet. We are in the process of addressing our internal controls over financial reporting and will establish formal procedures, policies, processes and practices related to financial reporting and to the identification of key financial reporting risks, assessment of their potential impact and linkage of those risks to specific areas and activities within our organization.
Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting until the date (i) we are no longer an emerging growth company under the JOBS Act and (ii) we are a reporting company that meets the definition of an “accelerated filer” or a “large accelerated filer” under Rule 12b-2 under the Exchange Act. Because we do not currently have comprehensive documentation of our internal control and have not yet tested our internal control in accordance with Section 404 of the Sarbanes-Oxley Act, we cannot conclude, as required by Section 404, that we do not have a material weakness in our internal control or a combination of significant deficiencies that could result in the conclusion that we have a material weakness in our internal control. As a public entity, we will be required to complete our initial assessment in a timely manner. If we are not able to implement the applicable requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner or with adequate compliance, our operations, financial reporting or financial results could be adversely affected. Matters impacting our internal controls may cause us to be unable to report our financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC, and result in a breach of the covenants under the agreements governing any of our financing arrangements. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Additionally, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective. If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm were to report a material weakness in our internal controls over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports. This could materially adversely affect us.
Our internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations. Even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, our operations, financial reporting or financial results could be harmed and we could fail to meet our financial reporting obligations.
Certain investors are limited in their ability to make significant investments in us.
Private funds that are excluded from the definition of “investment company” either pursuant to Section 3(c)(1) or 3(c)(7) of the Investment Company Act are restricted from acquiring directly or through a controlled entity more than 3% of our total outstanding voting shares (measured at the time of the acquisition), unless certain conditions are satisfied. Investment companies registered under the Investment Company Act and BDCs are also subject to this restriction as well as other limitations under the Investment Company Act that would restrict the amount that they are able to invest in our securities. As a result, certain investors will be limited in their ability to make significant investments in us, at a time that they might desire to do so.
Our Board of Trustees may amend our Amended and Restated Declaration of Trust and Bylaws without prior shareholder approval.
Our Board of Trustees may, in its sole discretion, without shareholder vote, subject to certain exceptions, amend or otherwise supplement the Amended and Restated Declaration of Trust and Bylaws by making an amendment thereto or executing an amended and restated Agreement and Declaration of Trust or Bylaws, as the case may be, including without limitation, to classify the Board, to impose advance notice provisions for Trustee nominations or for shareholder proposals, to require super-majority approval of transactions with significant shareholders or otherwise add or eliminate provisions that may be deemed adverse to shareholders.
No shareholder approval is required for certain mergers.
Prior to a Liquidity Event, our Board of Trustees may undertake to approve mergers between us and certain other funds or vehicles. Subject to the requirements of the Investment Company Act, such mergers will not require shareholder approval so you will not be given an opportunity to vote on these matters. These mergers may involve funds managed by our affiliates. In considering whether shareholder approval is required under the Investment Company Act, if we are acquired by a company that is quoted or listed on an exchange and the management and incentive fees payable by that company are the same as would be paid by us following a Liquidity Event, we intend to take the view that those fees are the same as our fees even if immediately prior to the transaction our fees were effectively lower because our Investment Adviser has waived certain portions of its fees prior to a Liquidity Event. The Board of Trustees may also, without shareholder approval, convert the form and/or jurisdiction of organization prior to an Exchange Listing, including to take advantage of laws that are more favorable to maintaining board control in the face of dissident shareholders.
Shareholders will have only the voting rights as required by the Investment Company Act or as otherwise provided for in the Amended and Restated Declaration of Trust.
Shareholders will have only the voting rights as required by the Investment Company Act or as otherwise provided for in the Amended and Restated Declaration of Trust. Under the Amended and Restated Declaration of Trust, the Company will not be required to hold annual meetings of shareholders. Special meetings of shareholders may only be called by the Board of Trustees or the Chief Executive Officer. Special meetings will be limited to the purposes for any such special meeting set forth in the Company’s notice thereof. In addition, shareholders may request the Board of Trustees to call a vote of shareholders to act on a matter on which such shareholders are entitled to vote, subject to certain procedural requirements set forth in the Amended and Restated Declaration of Trust, including, among others, that the request of shareholders is signed by shareholders of record as of the applicable record date holding in the aggregate at least fifty-one percent (51%) of the outstanding shares of beneficial interest of the Company (“shares”) or class or series of shares having voting rights on the matter. Upon receipt of such shareholder request and subject to such shareholder’s compliance with the applicable procedural requirements set forth in the Amended and Restated Declaration of Trust, the Board of Trustees will call a vote of shareholders to act on such matters set forth in such request, which may be taken, subject to the sole discretion of the Board of Trustees, either at a special meeting of shareholders or by solicitation of written consent of shareholders. These provisions will have the effect of significantly reducing the ability of shareholders being able to have proposals considered at a meeting of shareholders. Under our Amended and Restated Declaration of Trust, nominations of persons for election to the Board of Trustees at a special meeting may be made only (1) pursuant to our notice of the meeting or (2) by the Board of Trustees.
Our Board of Trustees may change our operating and investment policies, criteria and strategies without prior notice or shareholder approval, the effects of which may be adverse to our results of operations and financial condition.
Our Board of Trustees has the authority to modify or waive our current operating and investment policies, criteria and strategies without prior notice and without shareholder approval. We cannot predict the effect any changes to our current operating policies, investment criteria and strategies would have on our business, NAV, operating results and value of our Shares. However, the effects might be adverse, which could negatively impact our ability to pay our shareholders distributions and cause our shareholders to lose all or part of their investment. Moreover, we have significant flexibility in investing the net proceeds from the Private Offering and may use the net proceeds from the Private Offering in ways with which investors may not agree or for purposes other than those contemplated in this Form 10-K.
Our Board of Trustees is authorized to reclassify any unissued shares into one or more classes of Preferred Shares, which could convey special rights and privileges to their owners, and to issue additional classes of common shares, subject to receiving the Multi-Class Exemptive Relief from the SEC permitting us to do so.
Under the Delaware Statutory Trust Act and our Amended and Restated Declaration of Trust, our Board of Trustees is authorized to classify and reclassify any authorized but unissued shares into one or more classes of shares of beneficial interest, including other classes of common shares and Preferred Shares, subject to receiving the Multi-Class Exemptive Relief from the SEC permitting us to do so. Prior to the issuance of shares of each class or series, the Board of Trustees is required by our Amended and Restated Declaration of Trust to set the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms or conditions of redemption for each class or series. Thus, the Board of Trustees could authorize the issuance of Preferred Shares with terms and conditions which could have the effect of delaying, deferring or preventing a transaction or a change in control that might involve a premium price for holders of our Shares or otherwise be in their best interest. The cost of any such reclassification would be borne by our existing shareholders. Certain matters under the Investment Company Act require the separate vote of the holders of any issued and outstanding Preferred Shares. For example, holders of Preferred Shares would vote separately from the holders of Shares on a proposal to cease operations as a BDC. In addition, the Investment Company Act provides that holders of preferred stock are entitled to vote separately from holders of common stock to elect two preferred stock directors. We currently have no plans to issue Preferred Shares, but may determine to do so in the future. The issuance of Preferred Shares convertible into Shares might also reduce the net income per share and NAV per share of our Shares upon conversion, provided that we will only be permitted to issue such convertible Preferred Shares to the extent we comply with the requirements of Section 61 of the Investment Company Act. In addition, under the Investment Company Act, participating Preferred Shares and Preferred Shares constitute a “senior security” for purposes of the 150% asset coverage test. These effects, among others, could have an adverse effect on an investment in our Shares.
We are highly dependent on information systems and systems failures could significantly disrupt our business, which may, in turn, negatively affect our business and our ability to pay dividends.
Our business is highly dependent on the communications and information systems of our Investment Adviser, its affiliates and third parties. Any failure or interruption of those systems or services, including as a result of the termination or suspension of an agreement with any third-party service providers, could cause delays or other problems in our activities. Our financial, accounting, data processing, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control and adversely affect our business. There could be:
•sudden electrical or telecommunications outages;
•natural disasters such as earthquakes, tornadoes and hurricanes;

•disease pandemics;
•events arising from local or larger scale political or social matters, including terrorist acts; and
•cyber-attacks.
These events, in turn, could have a material adverse effect on our operating results and negatively affect our business and our ability to pay dividends to our shareholders.
Cybersecurity risks and cyber incidents may adversely affect our business or those of our portfolio companies by causing a disruption to our operations, a compromise or corruption of confidential information and/or damage to business relationships, or those of our portfolio companies, all of which could negatively impact our business, results of operations or financial condition.
Cybersecurity incidents and cyber-attacks have been occurring globally at a more frequent and severe level and are expected to continue to increase in frequency and severity in the future. A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to, use, alteration or destruction of our information systems for purposes of misappropriating assets, obtaining ransom payments, stealing confidential information, corrupting data or causing operational disruption, or may involve phishing. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen information, misappropriation of assets, increased cybersecurity protection and insurance costs, litigation and damage to our business relationships. This could result in significant losses, reputational damage, litigation, regulatory fines or penalties, or otherwise adversely affect our business, financial condition or results of operations. In addition, we may be required to expend significant additional resources to modify our protective measures and to investigate and remediate vulnerabilities or other exposures arising from operational and security risks. The costs related to cybersecurity incidents may not be fully insured or indemnified. As our and our portfolio companies’ reliance on technology has increased, so have the risks posed to our information systems, both internal and those provided by our Investment Adviser and third-party service providers, and the information systems of our portfolio companies. We, our Investment Adviser and its affiliates have implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber incident, may be ineffective and do not guarantee that a cyber incident will not occur or that our financial results, operations or confidential information will not be negatively impacted by such an incident.
Third parties with which we do business (including, but not limited to, service providers, such as accountants, custodians, transfer agents and administrators, and the issuers of securities in which we invest) may also be sources or targets of cybersecurity or other technological risks. We outsource certain functions and these relationships allow for the storage and processing of our information and assets, as well as certain investor, counterparty, employee and borrower information. While we will engage in actions to reduce our exposure resulting from outsourcing, we cannot control the cybersecurity plans and systems put in place by these third parties and ongoing threats may result in unauthorized access, loss, exposure or destruction of data, or other cybersecurity incidents, with increased costs and other consequences, including those described above. Privacy and information security laws and regulation changes, and compliance with those changes, may also result in cost increases due to system changes and the development of new administrative processes.
Changes in laws or regulations governing our business or the businesses of our portfolio companies, changes in the interpretation thereof or newly enacted laws or regulations, and any failure by us or our portfolio companies to comply with these laws or regulations may adversely affect our business and the businesses of our portfolio companies.
We and our portfolio companies are subject to laws and regulations at the U.S. federal, state and local levels and, in some cases, foreign levels. These laws and regulations, as well as their interpretation, may change from time to time, and new laws, regulations and interpretations may also come into effect. Any such new or changed laws or regulations could have a material adverse effect on our business or the business of our portfolio companies. The legal, tax and regulatory environment for BDCs, investment advisers and the instruments that they utilize (including derivative instruments) is continuously evolving. In addition, there is significant uncertainty regarding recently enacted legislation and the regulations that have recently been adopted and future regulations that may or may not be adopted pursuant to such legislation and, consequently, the full impact that such legislation will ultimately have on us and the markets in which we trade and invest is not fully known. Such uncertainty and any resulting confusion may itself be detrimental to the efficient functioning of the markets and the success of certain investment strategies.
In addition, as private equity firms become more influential participants in the U.S. and global financial markets and economy generally, there recently has been pressure for greater governmental scrutiny and/or regulation of the private equity industry. It is uncertain as to what form and in what jurisdictions such enhanced scrutiny and/or regulation, if any, on the private equity industry may ultimately take. Therefore, there can be no assurance as to whether any such scrutiny or initiatives will have an adverse impact on the private equity industry, including our ability to effect operating improvements or restructurings of our portfolio companies or otherwise achieve our objectives.
Over the last several years, there also has been an increase in regulatory attention to the extension of credit outside of the traditional banking sector, raising the possibility that some portion of the non-bank financial sector will be subject to new regulation. While it cannot be known at this time whether any regulation will be implemented or what form it will take, increased regulation of non-bank credit extension could negatively impact our operating results or financial condition, impose additional costs on us, intensify the regulatory supervision of us or otherwise adversely affect our business.
Our Investment Adviser, Administrator and sub-administrators are able to resign upon 60 days’ notice, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.
Our Investment Adviser, our Administrator and our sub-administrators have the right to resign under the Investment Advisory Agreement, the Administration Agreement and the Sub-Administration Agreements, respectively, upon 60 days’ written notice, whether a replacement has been found or not. If any of them resigns, it may be difficult to find a replacement with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If a replacement is not found quickly, our business, results of operations and financial condition as well as our ability to pay distributions are likely to be adversely affected and the value of our shares may decline. In addition, the coordination of our internal management and investment activities is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by our Investment Adviser, our Administrator and their affiliates, including certain of our sub-administrators. Even if a comparable service provider or individuals performing such services are retained, whether internal or external, their integration into our business and lack of familiarity with our investment objective may result in additional costs and time delays that may materially adversely affect our business, results of operations and financial condition.
Our Investment Adviser’s liability is limited under the Investment Advisory Agreement, and we are required to indemnify our Investment Adviser against certain liabilities, which may lead our Investment Adviser to act in a riskier manner on our behalf than it would when acting for its own account.
Our Investment Adviser has not assumed any responsibility to us other than to render the services described in the Investment Advisory Agreement, and it will not be responsible for any action of our Board of Trustees in declining to follow our Investment Adviser’s advice or recommendations. Pursuant to the Investment Advisory Agreement, our Investment Adviser and its members and their respective officers, managers, partners, agents, employees, controlling persons and members and any other person or entities affiliated with it will not be liable to us for their acts under the Investment Advisory Agreement, absent willful misfeasance, bad faith, gross negligence or reckless disregard in the performance of their duties. We have agreed to indemnify, defend and protect our Investment Adviser and its members and their respective officers, managers, partners, agents, employees, controlling persons and members and any other person or entities affiliated with it with respect to all damages, liabilities, costs and expenses arising out of or otherwise based upon the performance of any of our Investment Adviser’s duties or obligations under the Investment Advisory Agreement or otherwise as an Investment Adviser for us, and not arising out of willful misfeasance, bad faith, gross negligence or reckless disregard in the performance of their duties under the Investment Advisory Agreement. These protections may lead our Investment Adviser to act in a riskier manner when acting on our behalf than it would when acting for its own account. See “—Our fee structure may induce our Investment Adviser to pursue speculative investments and incur leverage, and investors may bear the cost of multiple levels of fees and expenses” for additional information.
Risks Related to Our Investments
Our investments are risky and speculative.
We invest primarily in loans to middle market companies whose debt, if rated, is rated below investment grade and, if not rated, would likely be rated below investment grade if it were rated. Investments rated below investment grade are generally considered higher risk than investment grade instruments. Bonds that are rated below investment grade are sometimes referred to as “high yield bonds” or “junk bonds.” Exposure to below investment grade instruments involves certain risks, including speculation with respect to the borrower’s capacity to pay interest and repay principal. In our first lien loans, the fact that a loan is secured does not guarantee that we will receive principal and interest payments according to the loan’s terms, or at all, or that we will be able to collect on the loan should we be forced to enforce our remedies. To the extent we hold second lien senior secured loans and junior debt investments, holders of first lien loans may be repaid before us in the event of a bankruptcy or other insolvency proceeding. This may result in an above average amount of risk and loss of principal. Unitranche loans generally allow the borrower to make a large lump sum payment of principal at the end of the loan term, and there is a heightened risk of loss if the borrower is unable to pay the lump sum or refinance the amount owed at maturity. When we invest in loans, we may acquire equity securities as well. However, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.
In addition, investing in middle market companies involves a number of significant risks, including:
•these companies may have limited financial resources and may be unable to meet their obligations under their debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing on any guarantees or security we may have obtained in connection with our investment;
•they typically have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns;
•they are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on a portfolio company and, in turn, on us;
•there is generally little public information about these companies. These companies and their financial information are usually not subject to the Exchange Act and other regulations that govern public companies, and we may be unable to uncover all material information about these companies, which may prevent us from making a fully informed investment decision and cause us to lose money on our investments;
•they generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position. In addition, our executive officers, Trustees and our Investment Adviser may, in the ordinary course of business, be named as defendants in litigation arising from our investments in the portfolio companies;
•changes in laws and regulations, as well as their interpretations, may adversely affect their business, financial structure or prospects; and
•they may have difficulty accessing the capital markets to meet future capital needs, which may limit their ability to grow or to repay their outstanding indebtedness upon maturity.
Our portfolio securities are generally expected to be illiquid and typically will not have a readily available market price and, in such a case, we will value these securities at fair value as determined in good faith under procedures adopted by our Board of Trustees or its designee, which valuation is inherently subjective and may not reflect what we may actually realize from the sale of the investment.
Substantially all of our portfolio investments will be in the form of debt investments that are not publicly traded and are illiquid compared to publicly-traded securities, and there can be no assurance that we will be able to realize returns on such investments in a timely manner. The fair value of these illiquid portfolio securities will not be readily determinable, and the due diligence process that our Investment Adviser undertakes in connection with our investments may not reveal all the facts that may be relevant in connection with such investment. We will value these investments on at least a quarterly basis in accordance with our valuation policy, which will be at all times consistent with U.S. GAAP. Our Board of Trustees will utilize the services of a third-party valuation firm to aid in determining the fair value of these investments as well as the recommendations of our Investment Adviser’s investment professionals, which are based upon the most recent portfolio company financial statements available and projected financial results of each portfolio company. The Board of Trustees will discuss valuations and determine, or designate our Investment Adviser to determine, the fair value in good faith based on the input of our Investment Adviser (if not the Board’s designee) and the third-party valuation firm. The participation of our Investment Adviser in our valuation process, and the indirect pecuniary interest in our Investment Adviser by the Interested Trustees on our Board of Trustees, could result in a conflict of interest, because the management fee is based on our gross assets and also because our Investment Adviser is receiving performance-based incentive fees.

The factors that will be considered in the fair value pricing of our investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company does business, comparisons to publicly-traded companies, discounted cash flow, relevant credit market indices, and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we consider the pricing indicated by the external event to corroborate our valuation. Because such valuations, and particularly valuations of private investments and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Also, since these valuations are, to a large extent, based on estimates, comparisons and qualitative evaluations of private information, it could make it more difficult for investors to value accurately our investments and could lead to undervaluation or overvaluation of our Shares. In addition, the valuation of these types of securities may result in substantial write-downs and earnings volatility. If our Investment Adviser is unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments. Also, privately held companies frequently have less diverse product lines and smaller market presence than larger competitors.
Decreases in the market values or fair values of our investments are recorded as unrealized depreciation. The effect of all of these factors on our portfolio can reduce our NAV by increasing net unrealized depreciation in our portfolio. Depending on market conditions, we could incur substantial realized losses and may suffer unrealized losses, which could have a material adverse impact on our business, financial condition and results of operations.
Our NAV as of a particular date may be materially greater than or less than the value that would be realized if our assets were to be liquidated as of such date. For example, if we were required to sell a certain asset or all or a substantial portion of our assets on a particular date, the actual price that we would realize upon the disposition of such asset or assets could be materially less than the value of such asset or assets as reflected in our NAV. Volatile market conditions could also cause reduced liquidity in the market for certain assets, which could result in liquidation values that are materially less than the values of such assets as reflected in our NAV.
Our investments may include “covenant-lite” loans, which may give us fewer rights and subject us to greater risk of loss than loans with financial maintenance covenants.
Although the loans in which we expect to invest will generally have financial maintenance covenants, which are used to proactively address materially adverse changes in a portfolio company’s financial performance, we do invest to a lesser extent in “covenant-lite” loans. We use the term “covenant-lite” to refer generally to loans that do not have financial maintenance covenants. Generally, “covenant-lite” loans provide borrower companies more freedom to negatively impact lenders because their covenants are incurrence-based, which means they are only tested and can only be breached following an affirmative action of the borrower, rather than by a deterioration in the borrower’s financial condition or operating results. Accordingly, to the extent we invest in “covenant-lite” loans, we may have fewer rights against a borrower and may have a greater risk of loss on such investments as compared to investments in or exposure to loans with financial maintenance covenants.
We operate in a highly competitive market for investment opportunities, and compete with investment vehicles sponsored or advised by our affiliates.
The activity of identifying, completing and realizing attractive investments is highly competitive and involves a high degree of uncertainty. The availability of investment opportunities generally will be subject to market conditions. In particular, in light of changes in such conditions, including changes in long-term interest rates, certain types of investments may not be available to us on terms that are as attractive as the terms on which opportunities were available to previous investment programs sponsored by Carlyle. A number of entities, including BDC’s managed by our Investment Adviser or an affiliate, compete with us to make the types of investments that we target in middle market companies. We compete with other BDCs, public and private funds, commercial and investment banks, commercial finance companies, and, to the extent they provide an alternative form of financing, private equity funds, some of which are affiliates of us. Furthermore, over the past several years, an ever-increasing number of debt and credit opportunities funds have been formed and many such existing funds have grown substantially in size. Additional funds with similar objectives may be formed in the future by Carlyle or by other unrelated parties. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. Consequently, it is possible that competition for appropriate investment opportunities may increase, thus reducing the number of investment opportunities available to us and adversely affecting the terms upon which investments can be made. Furthermore, many of our competitors are not subject to the regulatory restrictions that the Investment Company Act and the Code impose on us. The competitive pressures we face may have a material adverse effect on our business, financial condition and results of operations. As a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and, accordingly, we may incur legal, due diligence and other costs on investments which may not be successful and we may not recover all of our costs, which would adversely affect returns. We can offer no assurance that we will be able to identify and make investments that are consistent with our investment objective.
We do not seek to compete primarily based on the interest rates we offer, and we believe that some of our competitors may make loans with interest rates that are comparable to or lower than the rates we offer. We may lose investment opportunities if we do not match our competitors’ pricing, terms and structure. However, if we match our competitors’ pricing, terms and structure, we may experience decreased net interest income and increased risk of credit loss.
Our portfolio companies may be highly leveraged.
Some of our portfolio companies may be highly leveraged, which may have adverse consequences to these companies and to us as an investor. These companies may be subject to restrictive financial and operating covenants and the leverage may impair these companies’ ability to finance their future operations and capital needs. As a result, these companies’ flexibility to respond to changing business and economic conditions and to take advantage of business opportunities may be limited. Further, a leveraged company’s income and net assets will tend to increase or decrease at a greater rate than if borrowed money were not used. Moreover, rising interest rates may significantly increase a company’s or project’s interest expense, or a significant industry downturn may affect a company’s ability to generate positive cash flow, in either case causing an inability of a leveraged company to service outstanding debt. In the event such leveraged company cannot generate adequate cash flow to meet debt obligations, the company may default on its loan agreements or be forced into bankruptcy resulting in a restructuring or liquidation of the company. Leveraged companies may enter into bankruptcy proceedings at higher rates than companies that are not leveraged, and the risk of bankruptcy has been significantly increased by the COVID-19 pandemic.
Depending on the facts and circumstances of our investments and the extent of our involvement in the management of a portfolio company, upon the bankruptcy of a portfolio company, a bankruptcy court may recharacterize our debt investments as equity interests and subordinate all or a portion of our claim to that of other creditors. This could occur even though we may have structured our investment as senior debt.
Our portfolio companies may incur debt that ranks equally with, or senior to, some of our investments in such companies and if there is a default, we may experience a loss on our investment.
To the extent we invest in second lien, mezzanine or other instruments, our portfolio companies may be permitted to incur other debt that ranks equally with, or senior to, such debt instruments. By their terms, such debt instruments may provide that the holders are entitled to receive payment of interest or principal on or before the dates on which we will be entitled to receive payments in respect of the debt securities in which we will invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution in respect of our investment. In such cases, after repaying such senior creditors, such portfolio company may not have sufficient remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with debt securities in which we will invest, we would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.
The rights we may have with respect to the collateral securing the debt investments we make in our portfolio companies with senior debt outstanding may also be limited pursuant to the terms of one or more intercreditor agreements that we enter into with the holders of senior debt. Under such an intercreditor agreement, at any time that obligations that have the benefit of the first priority liens are outstanding, any of the following actions that may be taken in respect of the collateral will be at the direction of the holders of the obligations secured by the first priority liens: the ability to cause the commencement of enforcement proceedings against the collateral; the ability to control the conduct of such proceedings; the approval of amendments to collateral documents; releases of liens on the collateral; and waivers of past defaults under collateral documents. We may not have the ability to control or direct such actions, even if our rights are adversely affected.
We may also make unsecured loans to portfolio companies. Liens on such portfolio companies’ collateral, if any, will secure the portfolio company’s obligations under its outstanding secured debt and may secure certain future debt that is permitted to be incurred by the portfolio company under its secured loan agreements. The holders of obligations secured by such liens will generally control the liquidation of, and be entitled to receive proceeds from, any realization of such collateral to repay their obligations in full before us. In addition, the value of such collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from sales of such collateral would be sufficient to satisfy our unsecured loan obligations after payment in full of all secured loan obligations. If such proceeds were not sufficient to repay the outstanding secured loan obligations, then our unsecured claims would rank equally with the unpaid portion of such secured creditors’ claims against the portfolio company’s remaining assets, if any.
Our portfolio may be concentrated in a limited number of portfolio companies and industries, which will subject us to a risk of significant loss if any of these companies defaults on its obligations under any of its debt instruments or if there is a downturn in a particular industry.
We are classified as a non-diversified investment company within the meaning of the Investment Company Act, which means that we are not limited by the Investment Company Act with respect to the proportion of our assets that we may invest in securities of a single issuer, excluding limitations on investments in other investment companies. Although we do not intend to focus our investments in any specific industries, our portfolio may be concentrated in a limited number of portfolio companies and industries. Beyond the asset diversification requirements associated with our intended qualification as a RIC under Subchapter M of the Code, we will not have fixed guidelines for diversification, and while we do not target any specific industries, our investments may be concentrated in relatively few industries. As a result, the aggregate returns we will realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of one or more investments. Additionally, a downturn in any particular industry in which we are invested could also significantly impact our aggregate returns.
Declines in the prices of corporate debt securities and illiquidity in the corporate debt markets may adversely affect the fair value of our portfolio investments, reducing our NAV through increased net unrealized depreciation.
As a BDC, we are required to account for our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by or under the direction of our Board of Trustees. Decreases in the market values or fair values of our investments are recorded as unrealized depreciation. Depending on market conditions, we could incur substantial realized losses and suffer additional unrealized losses, which would reduce our NAV and have a material adverse impact on our business, financial condition and results of operations.
To the extent we make investments in restructurings and reorganizations, they may be subject to greater regulatory and legal risks than other traditional direct investments in portfolio companies.
We may make investments in restructurings that involve, or otherwise invest in the debt securities of, companies that are experiencing or are expected to experience severe financial difficulties. These severe financial difficulties may never be overcome and may cause such companies to become subject to bankruptcy proceedings. As such, these investments could subject us to certain additional potential liabilities that may exceed the value of our original investment therein. The level of analytical sophistication, both financial and legal, necessary for successful financing to companies experiencing significant business and financial difficulties is unusually high.
We have not yet identified all of the portfolio companies we will invest in.
We have not yet identified all of the potential investments for our portfolio that we will acquire with the proceeds of the Private Offering. Our Investment Adviser will select our investments over time. Our shareholders will have no input with respect to investment decisions. These factors increase the uncertainty, and thus the risk, of investing in our Shares.
The financial projections of our portfolio companies could prove inaccurate.
We generally evaluate the capital structure of portfolio companies on the basis of financial projections prepared by the management of such portfolio companies. These projected operating results are normally based primarily on judgments of the management of the portfolio companies. In all cases, projections are only estimates of future results that are based upon assumptions made at the time that the projections are developed. General economic conditions, which are not predictable with accuracy, along with other factors may cause actual performance to fall short of the financial projections that were used to establish a given portfolio company’s capital structure. Because of the leverage that is typically employed by our portfolio companies, this could cause a substantial decrease in the value of our investment in the portfolio company. The inaccuracy of financial projections could thus cause our performance to fall short of our expectations.
In addition, when sourcing debt investments, we expect to rely significantly upon representations made to us by the borrower. There can be no assurance that such representations are accurate or complete, or that any due diligence undertaken would identify any misrepresentation or omission.

The due diligence investigation that our Investment Adviser carries out with respect to an investment opportunity may not reveal or highlight all relevant facts that may be necessary or helpful in evaluating such investment opportunity, and will not result in the investment being successful.
Before we make investments, our Investment Adviser will typically conduct due diligence that it deems reasonable and appropriate based on the facts and circumstances applicable to each investment. Due diligence may entail evaluation of important and complex business, financial, tax, accounting, environmental and legal issues. Outside consultants, legal advisors, accountants, credit rating agencies, investment banks and other third parties may be involved in the due diligence process to varying degrees depending on the type of investment. When conducting due diligence and making an assessment regarding an investment, our Investment Adviser will rely on the resources available to it, including information provided by the portfolio companies and, in some circumstances, third-party investigations. In addition, investment analyses and decisions by our Investment Adviser may be required to be undertaken on an expedited basis to take advantage of certain investment opportunities. In such cases, the information available to our Investment Adviser at the time of making an investment decision may be limited. The due diligence investigation that our Investment Adviser carries out with respect to an investment opportunity may not reveal or highlight all relevant facts that may be necessary or helpful in evaluating such investment opportunity. Moreover, the due diligence investigation does not ensure that such investment will be successful. In addition, Carlyle’s Environmental, Social and Governance program may cause us not to make an investment we otherwise would have made or impact other action taken or refrained from.
Our portfolio companies may prepay loans, which may have the effect of reducing our investment income if the returned capital cannot be invested in transactions with equal or greater yields.
Loans are generally prepayable at any time, most of them at no premium to par. We are generally unable to predict the rate and frequency of such repayments. Whether a loan is prepaid will depend both on the continued positive performance of the portfolio company and the existence of favorable financing market conditions that allow such portfolio company the ability to replace existing financing with less expensive capital. In periods of rising interest rates, the risk of prepayment of floating rate loans may increase if other financing sources are available. As market conditions change frequently, we will often be unable to predict when, and if, this may be possible for each of our portfolio companies. In the case of some of these loans, having the loan called early may have the effect of reducing our actual investment income below our expected investment income if the capital returned cannot be invested in transactions with equal or greater yields.
We may not replicate the historical success of Carlyle or the historical performance of other BDCs managed by Carlyle.
We cannot provide any assurance that we will replicate the historical success of Carlyle or the historical performance of other companies that our investment team advised in the past, and in particular, the historical performance of other BDCs managed by Carlyle. Our investment strategy may differ materially from those employed in prior Carlyle investment entities, including other Carlyle credit funds. Additionally, economic conditions may differ materially from the conditions under which those investment entities were invested. Past activities of investment entities associated with Carlyle provide no assurance of future success. In considering the performance information contained in this Form 10-K, prospective investors should bear in mind that past or targeted performance is not a guarantee, projection or prediction that we will achieve comparable results, and is not necessarily indicative of future results. There can be no assurance that targeted or estimated returns will be achieved, that the returns generated by us will equal or exceed those of other investment activities of Carlyle, including the historical performance of other BDCs managed by Carlyle, or that we will be able to implement our investment strategy or achieve our investment objective. As a general matter, the performance of any other Carlyle investment funds, or Carlyle as a firm, is not necessarily indicative of our performance. Accordingly, our investment returns could be substantially lower than the returns achieved by other Carlyle managed funds or by other clients of our Investment Adviser.
Our ability to enter into transactions with Carlyle and our other affiliates is restricted.
As a BDC, we are required to comply with certain regulatory requirements. We and any company controlled by us, on the one hand, and our upstream affiliates, or our Investment Adviser and its affiliates, on the other hand, are prohibited under the Investment Company Act from knowingly participating in certain transactions without the prior approval of our Independent Trustees and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities is our upstream affiliate for purposes of the Investment Company Act, and we or a company controlled by us are generally prohibited from buying or selling any security (other than our securities) from or to such affiliate, absent the prior approval of our Independent Trustees and so long as such person does not own more than 25% of our outstanding voting securities or otherwise control us. We or a company controlled by us are prohibited from buying or selling any security from or to our Investment Adviser or its affiliates, or any person who owns more than 25% of our voting securities or is otherwise deemed to control, be controlled by, or be under common control with, us, with such persons, absent the prior approval of the SEC.
The Investment Company Act also prohibits certain “joint” transactions with our upstream affiliates, or our Investment Adviser or its affiliates, which could include investments in the same portfolio company (whether at the same or different times), without prior approval of our Independent Trustees and, in some cases, the SEC (other than in certain limited situations pursuant to current regulatory guidance as described below). The analysis of whether a particular transaction constitutes a joint transaction requires a review of the relevant facts and circumstances then existing. The SEC has granted us Exemptive Relief that permits us and certain present and future funds advised by our Investment Adviser and certain other present and future investment advisers controlling, controlled by or under common control with our Investment Adviser to co-invest in suitable negotiated investments. Co-investments made under the Exemptive Relief are subject to compliance with the conditions and other requirements contained in the Exemptive Relief, which could limit our ability to participate in a co-investment transaction. In addition to co-investing pursuant to our Exemptive Relief, we may also co-invest with funds managed by Carlyle or any of its downstream affiliates, subject to compliance with applicable law and regulations, existing regulatory guidance, our Investment Adviser’s allocation procedures and Carlyle’s other allocation policies and procedures, where applicable. For example, we may invest alongside such investors consistent with guidance promulgated by the SEC staff permitting us and an affiliated person to purchase interests in a single class of privately placed securities so long as certain conditions are met, including that we negotiate no term other than price. We may, in certain cases, also make investments in securities owned by affiliates that we acquire from non-affiliates. In such circumstances, our ability to participate in any restructuring of such investment or other transaction involving the issuer of such investment may be limited, and as a result, we may realize a loss on such investments that might have been prevented or reduced had we not been restricted in participating in such restructuring or other transaction.
Our failure to make follow-on investments in our portfolio companies could impair the value of our investments.
Following an initial investment in a portfolio company, we may make additional investments in that portfolio company as “follow-on” investments to:
•increase or maintain in whole or in part our equity ownership percentage;
•exercise warrants, options or convertible securities that were acquired in the original or subsequent financing; or
•attempt to preserve or enhance the value of our investment.
We may elect not to make follow-on investments, may be constrained in our ability to employ available funds, or otherwise may lack sufficient funds to make those investments. We have the discretion to make any follow-on investments, subject to the availability of capital resources. However, doing so could be placing even more capital at risk in existing portfolio companies.
The failure to make follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company and our initial investment, or may result in a missed opportunity for us to increase our participation in a successful investment. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we may not want to increase our concentration of risk, because we prefer other opportunities or because we are inhibited by compliance with BDC requirements or the desire to maintain our tax status.
The disposition of our investments may result in contingent liabilities.
A significant portion of our investments will involve private securities. In connection with the disposition of an investment in private securities, we may be required to make representations about the business and financial affairs of the portfolio company typical of those made in connection with the sale of a business. We may also be required to indemnify the purchasers of such investment to the extent that any such representations turn out to be inaccurate or with respect to potential liabilities. These arrangements may result in contingent liabilities that ultimately result in funding obligations that we must satisfy through our return of distributions previously made to us.
Because we generally will not hold controlling equity interests in our portfolio companies, we may not be in a position to exercise control over our portfolio companies or to prevent decisions by management of our portfolio companies that could decrease the value of our investments.
Although we may do so in the future, currently we do not intend to hold controlling equity positions in our portfolio companies. Accordingly, we may not be able to control decisions relating to a minority equity investment, including decisions relating to the management and operation of the portfolio company and the timing and nature of any exit. As a result, we are subject to the risk that a portfolio company may make business decisions with which we disagree, and that the management and/or shareholders of a portfolio company may take risks or otherwise act in ways that are adverse to our interests. Due to the lack of liquidity of the investments that we will typically hold in our portfolio companies, we may not be able to dispose of our investments in the event we disagree with the actions of a portfolio company and may therefore suffer a decrease in the value of our investments. If any of the foregoing were to occur, our financial condition, results of operations and cash flow could suffer as a result.
Our investments in foreign securities may involve significant risks in addition to the risks inherent in U.S. investments.
Our investment strategy contemplates that a portion of our investments may be in securities of foreign companies. Investing in foreign companies may expose us to additional risks not typically associated with investing in U.S. companies. These risks include changes in exchange control regulations, political and social instability, expropriation, imposition of foreign taxes, less liquid markets and less available information than is generally the case in the United States, higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility. These risks are likely to be more pronounced for investments in companies located in emerging markets and particularly for middle-market companies in these economies.
We may make investments that are denominated in a foreign currency, which would be subject to the risk that the value of a particular currency may change in relation to one or more other currencies. Among the factors that may affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation, and political developments. We may employ hedging techniques to minimize these risks, but we can offer no assurance that we will, in fact, hedge currency risk or, that if we do, such strategies will be effective.
We may expose ourselves to risks if we engage in hedging transactions.
If we engage in hedging transactions, we may expose ourselves to risks associated with such transactions. We may utilize instruments such as forward contracts, credit default swaps, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates, credit risk premiums, and market interest rates. Hedging against a decline in the values of our portfolio positions does not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions decline. However, such hedging can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions may also limit the opportunity for gain if the values of the underlying portfolio positions should increase. It may not be possible to hedge against an exchange rate or interest rate fluctuation at an acceptable price. The success of any hedging transactions we may enter into will depend on our ability to correctly predict movements in currencies and interest rates. Therefore, while we may enter into such transactions to seek to reduce currency exchange rate and interest rate risks, unanticipated changes in currency exchange rates or interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary. Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent us from achieving the effect of the intended hedge and expose us to risk of loss. In addition, it may not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not related to currency fluctuations. Income derived from hedging transactions is generally not eligible to be distributed to non-U.S. shareholders free from U.S. withholding tax. We may be unable or determine not to hedge against particular risks, including if we determine that available hedging transactions are not available at an appropriate price.
There are certain risks associated with holding debt obligations that have original issue discount or payment-in-kind interest.
OID may arise if we hold securities issued at a discount or in certain other circumstances. OID and payment-in-kind (“PIK”) create the risk that incentive fees will be paid to the Investment Adviser based on non-cash accruals that ultimately may not be realized, while the Investment Adviser will be under no obligation to reimburse us for these fees. We may hold investments that result in OID interest and PIK interest.

The higher interest rates of OID instruments reflect the payment deferral and increased credit risk associated with these instruments, and OID instruments generally represent a significantly higher credit risk than coupon loans. Even if the accounting conditions for income accrual are met, the borrower could still default when our actual collection is supposed to occur at the maturity of the obligation.
OID instruments may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of any associated collateral. OID income may also create uncertainty about the source of our cash dividends.
For accounting purposes, any cash dividends to shareholders representing OID income are not treated as coming from paid-in capital, even if the cash to pay them comes from the proceeds of issuances of our Shares. As a result, despite the fact that a dividend representing OID income could be paid out of amounts invested by our shareholders, the Investment Company Act does not require that shareholders be given notice of this fact by reporting it as a return of capital.
PIK interest has the effect of generating investment income at a compounding rate, thereby further increasing the incentive fees payable to the Investment Adviser. Similarly, all things being equal, the deferral associated with PIK interest also increases the loan-to-value ratio at a compounding rate.
Our investments may be affected by force majeure events.
Our investments may be affected by force majeure events (e.g., events beyond the control of the party claiming that the event has occurred, including, without limitation, acts of God, fire, flood, earthquakes, outbreaks of an infectious disease, pandemic or any other serious public health concern, war, trade war, cyber security breaches, terrorism and labor strikes). Some force majeure events may adversely affect the ability of a party (including a portfolio company or a counterparty to us or a portfolio company) to perform its obligations until it is able to remedy the force majeure event. In addition, the cost to a portfolio company or us of repairing or replacing damaged assets resulting from such force majeure event could be considerable. Certain force majeure events (such as war or an outbreak of an infectious disease) could have a broader negative impact on the world economy and international business activity generally, or in any of the countries in which we may invest specifically.
Risks Related to an Investment in Our Shares
Investing in our Shares involves a high degree of risk.
The investments we make in accordance with our investment objective may result in a higher amount of risk than alternative investment options and volatility or loss of principal. Our investments in portfolio companies may be highly speculative and aggressive, and therefore an investment in our Shares may not be suitable for someone with lower risk tolerance.
Investors in Shares acquired in the Private Offering will be subject to transfer restrictions.
Prior to a Liquidity Event, investors who participate in the Private Offering may not Transfer any Shares unless (i) we give consent and (ii) the Transfer is made in accordance with applicable securities laws. No Transfer will be effectuated except by registration of the Transfer on our books. Each transferee must agree to be bound by these restrictions and all other obligations as an investor in us.
In the event of an Exchange Listing, investors will be subject to a lock-up restriction pursuant to which the investors will be prohibited from Transferring any of their Shares acquired prior to an Exchange Listing during the period commencing on the date of such Exchange Listing and at least 180 days thereafter. The specific terms of the lock-up and any other limitations on the sale of the Shares in connection with or following an Exchange Listing will be determined by the Board of Trustees in its sole discretion in connection with such Exchange Listing.
An investor may be subject to filing requirements under the Exchange Act as a result of an investment in us.
Because our Shares are registered under the Exchange Act, ownership information for any person who beneficially owns 5% or more of our Shares must be disclosed in a Schedule 13G or other filings with the SEC. Beneficial ownership for these purposes is determined in accordance with the rules of the SEC, and includes having voting or investment power over the securities. Although we will provide in our quarterly financial statements the amount of outstanding Shares and the amount of the investor’s Shares, the responsibility for determining the filing obligation and preparing the filing remains with the investor. In addition, owners of 10% or more of our Shares are subject to reporting obligations under Section 16(a) of the Exchange Act.
An investor may be subject to the short-swing profits rules under the Exchange Act as a result of an investment in us.
Persons with the right to appoint a Trustee or who hold 10% or more of a class of our Shares may be subject to Section 16(b) of the Exchange Act, which recaptures for the benefit of the issuer profits from the purchase and sale of registered equity securities within a six-month period.
There is a risk that our shareholders may not receive distributions or that our distributions may not grow over time.
After our Initial Drawdown, we intend to make distributions on a quarterly basis to our shareholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. In addition, due to the asset coverage test applicable to us as a BDC, we may be limited in our ability to make distributions.
There is a risk that our shareholders may not receive distributions or that our distributions may not grow over time and a portion of our distributions to you may be a tax-free return for U.S. federal income tax purposes.
We intend to make distributions on a quarterly basis to our shareholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described in this Form 10-K, including the COVID-19 pandemic described above. For example, if corporate offices, retail stores, and manufacturing facilities and factories in the jurisdictions, including the United States, affected by the COVID-19 pandemic continue to be or are again subject to temporary closures for an extended period of time, it could result in reduced cash flows to us from our existing portfolio companies, which could reduce cash available for distribution to our shareholders. In addition, due to the asset coverage test applicable to us as a BDC, we may be limited in our ability to make distributions. Any Credit Facilities we enter into may also limit our ability to declare dividends. Further, if we invest a greater amount of assets in equity securities that do not pay current dividends, it could reduce the amount available for distribution. The above referenced restrictions on distributions may also inhibit our ability to make required interest payments to holders of our debt, which may cause a default under the terms of our debt agreements. Such a default could materially increase our cost of raising capital, as well as cause us to incur penalties under the terms of our debt agreements.
The distributions we pay to our shareholders in a year may exceed our taxable income for that year and, accordingly, a portion of such distributions may constitute a tax-free return for U.S. federal income tax purposes that would reduce a shareholder’s adjusted tax basis in its Shares or Preferred Shares and correspondingly increase such shareholder’s gain, or reduce such shareholder’s loss, on disposition of such shares. Distributions in excess of a shareholder’s adjusted tax basis in its Shares or Preferred Shares will constitute capital gains to such shareholder.
We may have difficulty paying our required distributions if we recognize taxable income before or without receiving cash representing such income.
For U.S. federal income tax purposes, we will include in our taxable income certain amounts that we have not yet received in cash, such as “OID” or accruals on a contingent payment debt instrument, which may occur if we receive warrants in connection with the origination of a loan or possibly in other circumstances or contracted or PIK interest, which generally represents contractual interest added to the loan balance and due at the end of the loan term. Any such income would be treated as income earned by us and therefore would be subject to the Annual Distribution Requirement (as explained more fully in Item 1. “Business—Election to be Taxed as a RIC”).
We also may be required to include in our taxable income certain other amounts that we will not receive in cash. The credit risk associated with the collectability of deferred payments may be increased as and when a portfolio company increases the amount of interest on which it is deferring cash payment through deferred interest features. Our investments with a deferred interest feature may represent a higher credit risk than loans for which interest must be paid in full in cash on a regular basis. For example, even if the accounting conditions for income accrual are met, the borrower could still default when our actual collection is scheduled to occur upon maturity of the obligation.
Because in certain cases we may recognize taxable income before or without receiving cash representing such income, we may have difficulty making distributions to our shareholders that will be sufficient to enable us to meet the Annual Distribution Requirement necessary for us to maintain our status as a RIC beginning with the year ending December 31, 2022.

Accordingly, we may need to sell some of our assets at times and/or at prices that we would not consider advantageous, we may need to raise additional equity or debt capital, or we may need to forego new investment opportunities or otherwise take actions that are disadvantageous to our business (or be unable to take actions that are advantageous to our business) to enable us to make distributions to our shareholders that will be sufficient to enable us to meet the Annual Distribution Requirement. However, under the Investment Company Act, we are not permitted to make distributions to our shareholders while our debt obligations and other senior securities are outstanding unless an “asset coverage” test is met. See Item 1. “Business—Election to be Taxed as a RIC” for additional information.
If we are unable to obtain cash from other sources to meet the Annual Distribution Requirement, we may fail to qualify for the U.S. federal income tax benefits allowable to RICs and, thus, become subject to a corporate-level U.S. federal income tax (and any applicable U.S. state and local taxes). Additionally, we may make investments that result in the recognition of ordinary income rather than capital gain, or that prevent us from accruing a long-term holding period. These investments may prevent us from making capital gain distributions. See Item 1. “Business—Election to be Taxed as a RIC.” for additional information.
Alternatively, we may, with the consent of all our shareholders, designate an amount as a consent dividend (i.e., a deemed dividend). In that case, although we would not distribute any actual cash to our shareholders, the consent dividend would be treated like an actual dividend under the Code for all U.S. federal income tax purposes. This would allow us to deduct the amount of the consent dividend and our shareholders would be required to include that amount in income as if it were actually distributed. For additional discussion regarding the tax implications of a RIC, see Item 1. “Business—Election to be Taxed as a RIC.”
Non-U.S. shareholders may be subject to withholding of U.S. federal income tax on dividends we pay.
Distributions of our “investment company taxable income” to a non-U.S. shareholder that are not effectively connected with the non-U.S. shareholder’s conduct of a trade or business within the United States may be subject to withholding of U.S. federal income tax at a 30% rate (or lower rate provided by an applicable income tax treaty) to the extent of our current or accumulated earnings and profits. Certain properly designated dividends are generally exempt from withholding of U.S. federal income tax, including certain dividends that are paid in respect of our (i) “qualified net interest income” (generally, our U.S.-source interest income, other than certain contingent interest and interest from obligations of a corporation or partnership in which we or the non-U.S. shareholder are at least a 10% shareholder, reduced by expenses that are allocable to such income) or (ii) “qualified short-term capital gains” (generally, the excess of our net short-term capital gain over our long-term capital loss for such taxable year), and certain other requirements were satisfied. No assurance can be given as to whether any of our distributions will be eligible for this exemption from withholding of U.S. federal income tax or, if eligible, will be designated as such by us. See Item 1. “Business—Election to be Taxed as a RIC” for additional information.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We maintain our principal executive office at One Vanderbilt Avenue, Suite 3400, New York, NY 10017. We do not own any real estate.

Item 3. Legal Proceedings
The Company may become party to certain lawsuits in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. The Company is not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against the Company. See also Note 8, Litigation, to the financial statements in Part II, Item 8 of this Form 10-K.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities (dollar amounts in thousands, except per share data)
Market Information
Our outstanding common shares of beneficial interest will be offered and sold in the Private Offering in transactions exempt from registration under the Securities Act under Section 4(a)(2) and Regulation D, as well as under Regulation S under the Securities Act. There is no public market for our common shares of beneficial interest currently, nor are there any plans for one to develop.
Holders
As of March 2, 2022, there was 1 holder of record of our common shares of beneficial interest.
Distributions
To the extent that we have taxable income available, we intend to distribute quarterly dividends to our shareholders. The amount of our dividends, if any, will be determined by our Board of Trustees. Any dividends to our shareholders will be declared out of assets legally available for distribution. We anticipate that our distributions will generally be paid from taxable earnings, including interest and capital gains generated by our investment portfolio, and any other income, including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees, that we receive from portfolio companies. However, if we do not generate sufficient taxable earnings during a year, all or part of a distribution may constitute a return of capital. The specific tax characteristics of our dividends and other distributions will be reported to shareholders after the end of each calendar year.
We will be taxed as a regular C Corporation for our initial tax year ended December 31, 2021 and intend to elect to be treated, and to qualify annually, as a RIC beginning with the year ending December 31, 2022. To maintain our qualification as a RIC, we must, among other things, distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, to our shareholders on an annual basis. In order to avoid certain excise taxes imposed on RICs, we intend to distribute during each calendar year an amount at least equal to the sum of: (1) 98% of our ordinary income for the calendar year; (2) 98.2% of our capital gain net income (both long-term and short-term) for the one-year period ending on October 31 of the calendar year; and, (3) any undistributed ordinary income and capital gain net income for preceding years that were not distributed during such years and on which we paid no U.S. federal income tax less certain over-distributions in prior years. In addition, although we currently intend to distribute realized net capital gains (i.e., net long term capital gains in excess of short term capital losses), if any, at least annually, we may in the future decide to retain such capital gains for investment, pay U.S. federal income tax on such amounts at regular corporate tax rates, and elect to treat such gains as deemed distributions to shareholders. We can offer no assurance that we will achieve results that will permit the payment of any cash distributions and, to the extent that we issue senior securities, we will be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the Investment Company Act or if distributions are limited by the terms of any of our borrowings.
Dividends and distributions, if any, are paid in cash to our shareholders. We can offer no assurance that we will achieve results that will permit the payment of any cash distributions and, if we issue senior securities, we will be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the Investment Company Act or if distributions are limited by the terms of any of our borrowings.
During the period from Commencement to December 31, 2021, no dividends or distributions had been declared or paid by the Company.
Recent Sales of Unregistered Securities and Use of Proceeds
In conjunction with our formation, our Investment Adviser purchased 5,000 common shares of beneficial interest at a purchase price of $20.00 per share on May 28, 2021. These shares were issued and sold in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the Securities Act.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
OVERVIEW
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Part II, Item 8 of this Annual Report on Form 10-K. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to those described in “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K. Our actual results could differ materially from those anticipated by such forward-looking statements due to factors discussed under “Risk Factors” and “Cautionary Statements Regarding Forward-Looking Statements” appearing elsewhere in this Annual Report on Form 10-K.
We were formed on February 8, 2021 as a Delaware statutory trust and commenced operations on May 28, 2021 (“Commencement”). We are structured as an externally managed, non-diversified closed-end investment company. We have elected to be regulated as a BDC under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”). We intend to elect to be treated, and intend to comply with the requirements to qualify annually, as a RIC under Subchapter M of the Code beginning with the year ending December 31, 2022. We will be taxed as a regular C Corporation for the period from Commencement through December 31, 2021.
Our investment objective is to generate current income and, to a lesser extent, capital appreciation primarily through secured debt investments with favorable risk-adjusted returns. Our investment strategy seeks to extract enhanced yield from a directly originated, and defensively constructed, portfolio of credit investments. The strategy’s core focus is U.S. middle market cash flow finance, principally in companies supported by financial sponsors. This core strategy will be supplemented with complementary specialty lending and opportunistic investing strategies, which take advantage of the broad capabilities of Carlyle’s Global Credit business segment’s platform while offering risk diversifying portfolio benefits. Generally, we expect our core strategy, complementary strategies, and opportunistic strategies to be 50-70%, 30-40%, and 0-15%, respectively, of the portfolio. In describing our business, we use the term “middle market” to refer generally to companies with approximately $25 million to $100 million of earnings before interest, taxes, depreciation and amortization (“EBITDA”).
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
We are externally managed by our Investment Adviser, an investment adviser registered under the Advisers Act. Our Administrator provides the administrative services necessary for us to operate. Both our Investment Adviser and our Administrator are wholly owned subsidiaries of Carlyle Investment Management L.L.C., a subsidiary of Carlyle. Our Investment Adviser’s five-person investment committee is responsible for reviewing and approving our investment opportunities. The members of the investment committee have experience investing through different credit cycles. Our Investment Adviser’s investment committee comprises five of the most senior credit professionals within the Carlyle Credit segment, with backgrounds and expertise across asset classes and over 26 years of average industry experience and 10 years of average tenure. In addition, our Investment Adviser and its investment team are supported by a team of finance, operations and administrative professionals currently employed by Carlyle Employee Co., a wholly owned subsidiary of Carlyle.
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
Expenses
Our primary operating expenses include the payment of: (i) investment advisory fees, including management fees and incentive fees, to our Investment Adviser pursuant to an investment advisory agreement (the “Investment Advisory Agreement”) between us and our Investment Adviser; (ii) costs and other expenses and our allocable portion of overhead incurred by our Administrator in performing its administrative obligations under an administration agreement (the “Administration Agreement”) between us and our Administrator; and (iii) other operating expenses as detailed below:

•our Organizational and Offering Costs (the amount of Organizational and Offering Costs in excess of 0.15% of our total capital commitments to be paid by our Investment Adviser and the offering costs to be amortized over the 12 months beginning on Commencement; to the extent the Company’s total capital commitments later increase, the Investment Adviser or its affiliates may be reimbursed by the Company for past payments of excess Organizational and Offering Costs made on the Company’s behalf provided that the total Organizational and Offering Costs borne by the Company do not exceed 0.15% of total capital commitments and provided further that the Investment Adviser or its affiliates may not be reimbursed for payment of excess Organizational and Offering Costs that were incurred more than three years prior to the proposed reimbursement);
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
PORTFOLIO AND INVESTMENT ACTIVITY
Below is a summary of certain characteristics of our investment portfolio as of December 31, 2021.

As of
December 31, 2021
Number of investments	26
Number of portfolio companies	22
Number of industries	14
Percentage of total investment fair value:
First Lien Debt	85.2%
Second Lien Debt	13.4%
Total secured debt	98.6%
Equity investments	1.4%
Percentage of debt investment fair value:
Floating rate (1)	100.0%
Fixed interest rate	—%
(1) Primarily subject to interest rate floors.

Our investment activity for the period from Commencement through December 31, 2021 is presented below (information presented herein is at amortized cost unless otherwise indicated):

For the period from Commencement through
December 31, 2021
Investments:
Total investments, beginning of period	$—
New investments purchased	118,888
Net accretion of discount on investments	311
Net realized gain (loss) on investments	—
Investments sold or repaid	(3,416)
Total Investments, end of period	$115,783
Principal amount of investments funded:
First Lien Debt	$103,481
Second Lien Debt	15,594
Equity Investments	50
Total	$119,125
Principal amount of investments sold or repaid:
First Lien Debt	$(2,394)
Second Lien Debt	—
Total	$(2,394)
Number of new funded investments	26
Average amount of new funded investments	$4,490
Percentage of new funded debt investments at floating interest rates	100%
Percentage of new funded debt investments at fixed interest rates	—%
As of December 31, 2021, investments consisted of the following:

	December 31, 2021
	Amortized Cost	Fair Value
First Lien Debt	$98,918	$98,937
Second Lien Debt	15,190	15,507
Equity Investments	1,675	1,675
Total	$115,783	$116,119
The weighted average yields (1) for our first and second lien debt, based on the amortized cost and fair value as of December 31, 2021, were as follows:

	December 31, 2021
	Amortized Cost	Fair Value
First Lien Debt	7.44%	7.44%
Second Lien Debt	9.32%	9.13%
First and Second Lien Debt Total	7.70%	7.68%

(1)Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of December 31, 2021. Weighted average yield on debt and income producing securities at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of original issue discount ("OID") and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at fair value included in such securities. Weighted average yield on debt and income producing securities at amortized cost is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at amortized cost included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented above.

As of December 31, 2021, all of our first and second lien debt investments were performing and current on their interest payments. See the Schedule of Investments as of December 31, 2021 in our financial statements in Part II, Item 8 of this Annual Report on Form 10-K for more information on our investments, including a list of companies and type and amount of investments.
As part of the monitoring process, our Investment Adviser has developed risk assessment policies pursuant to which it regularly assesses the risk profile of each of our debt investments and rates each of them based on the following categories, which we refer to as “Internal Risk Ratings”. Pursuant to these risk policies, an Internal Risk Rating of 1 – 5, which ratings are defined below, is assigned to each debt investment in our portfolio. Key drivers of internal risk ratings include financial metrics, financial covenants, liquidity and enterprise value coverage.
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

Our Investment Adviser monitors and, when appropriate, changes the risk ratings assigned to each debt investment in our portfolio. Our Investment Adviser reviews our investment ratings in connection with our quarterly valuation process. The below table summarizes the Internal Risk Ratings assigned as of December 31, 2021.

December 31, 2021
	Fair Value	% of Fair Value
(dollar amounts in millions)
Internal Risk Rating 1	$—	—%
Internal Risk Rating 2	114,444	100.0
Internal Risk Rating 3	—	—
Internal Risk Rating 4	—	—
Internal Risk Rating 5	—	—
Total	$114,444	100.0%
As of December 31, 2021, the weighted average Internal Risk Rating of our debt investment portfolio was 2.0 and none of our debt investments were assigned an Internal Risk Rating of 4-5.
RESULTS OF OPERATIONS
For the period from Commencement through December 31, 2021
The net increase or decrease in net assets from operations may vary substantially from period to period as a result of various factors, including the recognition of realized gains and losses and net change in unrealized appreciation and depreciation. As a result, quarterly comparisons may not be meaningful.

Investment Income
Investment income for the period from Commencement through December 31, 2021 was as follows:

For the period from Commencement through
December 31, 2021
First Lien Debt	$55,639
Second Lien Debt	429
Equity Investments	9
Total investment income	$56,077
Interest income on our first and second lien debt investments is dependent on the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of December 31, 2021, there were no first or second lien debt investments on non-accrual status.
Net investment income for the period from Commencement through December 31, 2021 was as follows:

For the period from Commencement through
December 31, 2021
Total investment income	$56,077
Total expenses	784,885
Net investment income (loss)	$(728,808)
Expenses
Expenses for the period from Commencement through December 31, 2021 comprised the following:

For the period from Commencement through
December 31, 2021
Organizational expenses	$88,889
Offering costs	79,528
Professional fees	234,405
Administrative service fees	89,185
Sub-administrative service fees	80,568
Trustees’ fees and expenses	184,653
Other general and administrative	27,657
Total expenses	$784,885
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

Net Change in Unrealized Appreciation (Depreciation) on Investments
During the period from Commencement through December 31, 2021, we recorded a change in unrealized appreciation on 5 investments totaling approximately $634 and a change in unrealized depreciation on 11 investments of approximately $298.
Net realized gain (loss) and net change in unrealized appreciation (depreciation) for the period from Commencement through December 31, 2021 were as follows:

For the period from Commencement through
December 31, 2021
Net realized gain (loss) on investments	$—
Net change in unrealized appreciation (depreciation) on investments	336
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments	$336
Net realized gain (loss) and net change in unrealized appreciation (depreciation) by the type of investments for the period from Commencement through December 31, 2021 were as follows:

	For the period from Commencement through
	December 31, 2021
	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)
First Lien Debt	$—	$19
Second Lien Debt	—	317
Equity Investments	—	—
Total	$—	$336

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
Equity Activity
Shares issued as of December 31, 2021 were 5,000. The following table summarizes activity in the number of common shares of beneficial interest outstanding during the period from Commencement through December 31, 2021:

For the period from Commencement through
December 31, 2021
Shares outstanding, beginning of period	—
Common shares of beneficial interest issued	5,000
Shares outstanding, end of period	5,000

OFF BALANCE SHEET ARRANGEMENTS
In the ordinary course of our business, we enter into contracts or agreements that contain indemnifications or warranties. Future events could occur which may give rise to liabilities arising from these provisions against us. We believe that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in these financial statements as of December 31, 2021 included in Part II, Item 8 of this Form 10-K for any such exposure.
We are currently and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments.
We had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of December 31, 2021:

Par Value as of
December 31, 2021
Unfunded delayed draw commitments	$15,514,683
Unfunded revolving commitments	7,586
Total unfunded commitments	$15,522,269
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of our financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. These estimates and judgments are based on historical information, information currently available to us and on various other assumptions management believes to be reasonable under the circumstances. Actual results could vary from those estimates and we may change our estimates and assumptions in future evaluations. Changes in these estimates and assumptions may have a material effect on our results of operations and financial condition. We believe the critical accounting policies discussed below affect our more significant judgments and estimates used in the preparation of our financial statements and should be read in conjunction with our financial statements and related notes in Part II, Item 8, as well as with our “Risk Factors” in Part I, Item 1A of this Form 10-K.
Fair Value Measurements
The Company applies fair value accounting in accordance with the terms of Financial Accounting Standards Board ASC Topic 820, Fair Value Measurement (“ASC 820”). ASC 820 defines fair value as the amount that would be exchanged to sell an asset or transfer a liability in an orderly transfer between market participants at the measurement date. The Company values securities/instruments traded in active markets on the measurement date by multiplying the closing price of such traded securities/instruments by the quantity of shares or amount of the instrument held. The Company may also obtain quotes with respect to certain of its investments, such as its securities/instruments traded in active markets and its liquid securities/instruments that are not traded in active markets, from pricing services, brokers, or counterparties (i.e. “consensus pricing”). When doing so, the Company determines whether the quote obtained is sufficient according to U.S. GAAP to determine the fair value of the security. The Company may use the quote obtained or alternative pricing sources may be utilized including valuation techniques typically utilized for illiquid securities/instruments.
Securities/instruments that are illiquid or for which the pricing source does not provide a valuation or methodology or provides a valuation or methodology that, in the judgment of the Investment Adviser or the Board of Trustees, does not represent fair value shall each be valued as of the measurement date using all techniques appropriate under the circumstances and for which sufficient data is available. These valuation techniques may vary by investment and include comparable public market valuations, comparable precedent transaction valuations and/or discounted cash flow analyses. The process generally used to determine the applicable value is as follows: (i) the value of each portfolio company or investment is initially reviewed by the investment professionals responsible for such portfolio company or investment and, for non-traded investments (i.e. illiquid securities/instruments), a standardized template designed to approximate fair market value based on observable market inputs, updated credit statistics and unobservable inputs is used to determine a preliminary value, which is also reviewed alongside consensus pricing, where available; (ii) preliminary valuation conclusions are documented and reviewed by a valuation committee comprised of members of senior management; (iii) the Board of Trustees engages a third-party valuation firm to provide positive assurance on portions of first lien senior secured loans, “unitranche” loans, second lien senior secured loans and equity investments each quarter (such that each non-traded investment is reviewed by a third-party valuation firm at least once on a rolling twelve month basis) including a review of management’s preliminary valuation and conclusion on fair value; (iv) the Audit Committee of the Board of Trustees (the “Audit Committee”) reviews the assessments of the Investment

Adviser and the third-party valuation firm and provides the Board of Trustees with any recommendations with respect to changes to the fair value of each investment in the portfolio; and (v) the Board of Trustees discusses the valuation recommendations of the Audit Committee and determines the fair value of each investment in the portfolio in good faith based on the input of the Investment Adviser and, where applicable, the third-party valuation firm.
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
In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the financial statements as of December 31, 2021.
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
For further information on the fair value hierarchies, our framework for determining fair value and the composition of our portfolio, see Note 3, Fair Value Measurements, to the financial statements in Part II, Item 8 of this Form 10-K.
Investments
Investment transactions are recorded on the trade date. Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment using the specific identification method without regard to unrealized appreciation or depreciation previously recognized, and includes investments charged off during the period, net of recoveries. Net change in unrealized appreciation or depreciation on investments as presented in the Statement of Operations in Part II, Item 8 of this Form 10-K reflects the net change in the fair value of investments, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.
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
Income Taxes
We will be taxed as a regular C Corporation for the initial tax year ended December 31, 2021. Beginning with the year ending December 31, 2022, for federal income tax purposes, the Company intends to elect to be treated as a RIC under the Code, and intends to make the required distributions to its shareholders as specified therein. In order to qualify as a RIC, the Company must, among other things, meet certain minimum distribution, source-of-income and asset diversification requirements. If such requirements are met, then the Company is generally required to pay income taxes only on the portion of its taxable income and gains it does not distribute.
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
RELATED PARTY TRANSACTIONS
Investment Advisory Agreement
On June 21, 2021, the Company entered into an investment advisory agreement (the “Investment Advisory Agreement”) with Carlyle Global Credit Investment Management L.L.C. (the “Initial Investment Adviser”). On November 2, 2021, the Board of Trustees approved a novation agreement, which was executed by the Company, the Investment Adviser and the Initial Investment Adviser, on November 11, 2021, pursuant to which a novation of the Investment Advisory Agreement was effected so that the Investment Adviser was substituted for the Initial Investment Adviser and the Initial Investment Adviser was released from its obligations under the Investment Advisory Agreement. In connection therewith, the Board of Trustees approved an amended and restated investment advisory agreement, which was executed by the Company and the Investment Adviser on November 11, 2021, the terms of which are substantially identical to the terms of the Investment Advisory Agreement, except for (1) the substitution of the Investment Adviser for the Initial Investment Adviser as a party thereto, (2) associated changes relating to the legal forms of such parties, and (3) a limited number of non-material changes to the existing Investment Advisory Agreement.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
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
Interest Rate Risk
As of December 31, 2021, on a fair value basis, all of our debt investments bear interest at a floating rate, which primarily are subject to interest rate floors. Interest rates on the investments held within our portfolio of investments are typically based on floating LIBOR, with many of these investments also having a LIBOR floor.
Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our income in the future.
The following table estimates the potential changes in net cash flow generated from interest income, should interest rates increase or decrease by 100, 200 or 300 basis points. These hypothetical interest income calculations are based on a model of the settled debt investments in our portfolio, held as of December 31, 2021, and are only adjusted for assumed changes in the underlying base interest rates and the impact of that change on interest income.
We regularly measure exposure to interest rate risk. We assess interest rate risk and manage interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.
Based on our Statement of Assets and Liabilities as of December 31, 2021, the following table shows the annual impact on net investment income of base rate changes in interest rates for our settled debt investments (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

	December 31, 2021
Basis Point Change	Interest Income	Interest Expense	Net Investment Income
Up 300 basis points	$2,647	$—	$2,647
Up 200 basis points	$1,479	$—	$1,479
Up 100 basis points	$312	$—	$312
Down 100 basis points	$—	$—	$—
Down 200 basis points	$—	$—	$—
Down 300 basis points	$—	$—	$—

Item 8. Financial Statements and Supplementary Data
CARLYLE SECURED LENDING III

Report of Independent Registered Public Accounting Firm

The Board of Trustees and Shareholder of
Carlyle Secured Lending III

Opinion on the Financial Statements

We have audited the accompanying statement of assets and liabilities of Carlyle Secured Lending III (the “Company”), including the schedule of investments, as of December 31, 2021, and the related statements of operations, changes in net assets, and cash flows for the period from May 28, 2021 (Commencement) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021, and the results of its operations, changes in its net assets, and its cash flows for the period from May 28, 2021 (Commencement) through December 31, 2021, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of December 31, 2021, by correspondence with the custodian, directly with counterparties and management of the portfolio companies, debt agents and brokers, as applicable, or by other appropriate auditing procedures where replies were not received. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2021.
New York, NY
March 3, 2022

CARLYLE SECURED LENDING III
STATEMENT OF ASSETS AND LIABILITIES

December 31, 2021
ASSETS
Investments—non-controlled/non-affiliated, at fair value (amortized cost of $115,783)	$116,119
Cash and cash equivalents	185,010
Deferred offering costs	56,805
Interest and other income receivable from non-controlled/non-affiliated investments	891
Total assets	$358,825
LIABILITIES
Administrative service fees payable (Note 4)	$89,185
Sub-administrative service fees payable (Note 4)	80,568
Deferred offering costs payable	136,333
Accrued organizational expenses	88,889
Deferred income	145,764
Professional fees payable	234,405
Trustees' fees and expenses payable	184,653
Other accrued expenses and liabilities	27,507
Total liabilities	987,304
Commitments and contingencies (Notes 5 and 8)
NET ASSETS
Common shares of beneficial interest, $0.001 par value; unlimited shares authorized; 5,000 shares issued and outstanding at December 31, 2021	5
Paid-in capital in excess of par value	99,995
Total distributable earnings (loss)	(728,479)
Total net assets	$(628,479)
NET ASSETS PER SHARE	$(125.70)
The accompanying notes are an integral part of these financial statements.

CARLYLE SECURED LENDING III
STATEMENT OF OPERATIONS

For the period from May 28, 2021 (Commencement) through
December 31, 2021
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$12,345
Other income	43,732
Total investment income	56,077
Expenses:
Organizational expenses (Note 2)	88,889
Offering cost expense (Note 2)	79,528
Professional fees	234,405
Administrative service fees (Note 4)	89,185
Sub-administrative service fees (Note 4)	80,568
Trustees’ fees and expenses (Note 4)	184,653
Other general and administrative	27,657
Total expenses	784,885
Net investment income (loss)	(728,808)
Net realized gain (loss) and change in unrealized appreciation (depreciation):
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/non-affiliated investments	336
Net change in unrealized currency gains (losses) on non-investment assets and liabilities	(7)
Net realized and unrealized gain (loss) on investments and non-investment assets and liabilities	329
Net increase (decrease) in net assets resulting from operations	$(728,479)
Basic and diluted earnings per common share (Note 6)	$(145.70)
Weighted-average shares of common shares of beneficial interest outstanding—Basic and Diluted (Note 6)	5,000
The accompanying notes are an integral part of these financial statements.

CARLYLE SECURED LENDING III
STATEMENT OF CHANGES IN NET ASSETS

For the period from May 28, 2021 (Commencement) through
December 31, 2021
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$(728,808)
Net change in unrealized appreciation (depreciation) on investments	336
Net change in unrealized appreciation (depreciation) on non-investment assets and liabilities	(7)
Net increase (decrease) in net assets resulting from operations	(728,479)
Capital transactions:
Common shares of beneficial interest issued	100,000
Net increase (decrease) in net assets resulting from capital share transactions	100,000
Net increase (decrease) in net assets	(628,479)
Net assets at beginning of period	—
Net assets at end of period	$(628,479)
The accompanying notes are an integral part of these financial statements.

CARLYLE SECURED LENDING III
STATEMENT OF CASH FLOWS

For the period from May 28, 2021 (Commencement) through
December 31, 2021
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$(728,479)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred offering costs	79,528
Net accretion of discount on investments	(311)
Paid-in-kind interest	(34)
Net change in unrealized (appreciation) depreciation on investments	(336)
Cost of investments purchased	(118,854)
Proceeds from sales and repayments of investments	3,416
Changes in operating assets:
Interest and other income receivable	(891)
Changes in operating liabilities:
Administrative service fees payable	89,185
Sub-administrative service fees payable	80,568
Accrued organizational expenses	88,889
Deferred income	145,764
Professional fees payable	234,405
Trustees' fees and expenses payable	184,653
Other accrued expenses and liabilities	27,507
Net cash provided by (used in) operating activities	85,010
Cash flows from financing activities:
Proceeds from issuance of common shares of beneficial interest	100,000
Net cash provided by (used in) financing activities	100,000
Net increase (decrease) in cash and cash equivalents	185,010
Cash and cash equivalents, beginning of period	—
Cash and cash equivalents, end of period	$185,010
The accompanying notes are an integral part of these financial statements.

CARLYLE SECURED LENDING III
SCHEDULE OF INVESTMENTS
As of December 31, 2021

Investments—non-controlled/non-affiliated (1)	Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)	Percentage of Net Assets
First Lien Debt (85.2% of fair value)
Ascend Buyer, LLC	(2)(3)(6)	Containers, Packaging & Glass	L + 5.75%	6.50%	9/30/2021	9/30/2028	$4,279	$4,190	$4,206	(0.67)%
Associations, Inc.	(2)(3)(6)	Construction & Building	L + 4.00%, 2.50% PIK	7.50%	7/2/2021	7/2/2027	8,265	8,184	8,284	(1.32)
Dwyer Instruments, Inc	(2)(3)(6)	Capital Equipment	L + 5.50%	6.25%	7/21/2021	7/21/2027	8,309	8,148	8,287	(1.32)
Ellkay, LLC	(2)(3)(6)	Healthcare & Pharmaceuticals	L + 5.75%	6.75%	9/14/2021	9/14/2027	3,562	3,486	3,481	(0.55)
Hercules Borrower LLC	(2)(3)(6)	Environmental Industries	L + 5.50%	6.50%	9/10/2021	12/14/2026	197	159	156	(0.02)
Hoosier Intermediate, LLC	(2)(3)(6)	Healthcare & Pharmaceuticals	L + 5.50%	6.50%	11/15/2021	11/15/2028	4,000	3,902	3,900	(0.62)
Jeg's Automotive, LLC	(2)(3)(6)	Automotive	L + 5.75%	6.75%	12/22/2021	12/22/2027	3,750	3,651	3,650	(0.58)
LinQuest Corporation	(2)(3)(6)	Aerospace & Defense	L + 5.75%	6.50%	7/28/2021	7/28/2028	—	—	—	—
LVF Holdings, Inc.	(2)(3)(6)	Beverage, Food & Tobacco	L + 6.25%	7.25%	6/10/2021	6/10/2027	20,614	20,176	20,028	(3.19)
Material Holdings, LLC	(2)(3)(6)	Business Services	L + 5.75%	6.50%	8/19/2021	8/19/2027	—	—	—	—
Maverick Acquisition, Inc.	(2)(3)(6)	Aerospace & Defense	L + 6.00%	7.00%	6/1/2021	6/1/2027	21,971	21,525	21,448	(3.42)
Medical Manufacturing Technologies, LLC	(2)(3)(6)	Healthcare & Pharmaceuticals	SOFR + 6.00%	7.00%	12/23/2021	12/23/2027	2,661	2,582	2,582	(0.41)
MMIT Holdings, LLC	(2)(3)(6)	High Tech Industries	L + 6.25%	7.25%	9/15/2021	9/15/2027	2,772	2,715	2,713	(0.43)
PF Atlantic Holdco 2, LLC	(2)(3)(6)	Hotel, Gaming & Leisure	L + 6.00%	7.00%	11/12/2021	11/12/2027	3,465	3,368	3,365	(0.54)
Quantic Electronics, LLC	(2)(3)(6)	Aerospace & Defense	L + 6.25%	7.25%	8/17/2021	3/1/2027	5,827	5,641	5,699	(0.91)
Trafigura Trading LLC	(2)(3)(6)(9)	Metals & Mining	L + 8.40%	8.75%	7/26/2021	7/18/2022	805	803	752	(0.12)
USALCO, LLC	(2)(3)	Chemicals, Plastics & Rubber	L + 6.00%	7.00%	10/19/2021	10/19/2027	5,000	4,903	4,903	(0.78)
Wineshipping.com LLC	(2)(3)(6)	Beverage, Food & Tobacco	L + 5.75%	6.75%	10/29/2021	10/29/2027	3,615	3,528	3,528	(0.56)
Yellowstone Buyer Acquisition, LLC	(2)(3)	Consumer Goods: Durable	L + 5.75%	6.75%	9/13/2021	9/13/2027	1,995	1,957	1,955	(0.31)
First Lien Debt Total								$98,918	$98,937	(15.75)%
Second Lien Debt (13.4% of fair value)
11852604 Canada Inc. (Canada)	(2)(3)(7)	Healthcare & Pharmaceuticals	L + 9.50% (100% PIK)	10.50%	9/30/2021	9/30/2028	$3,295	$3,217	$3,213	(0.51)%
AP Plastics Acquisition Holdings, LLC	(2)(3)	Chemicals, Plastics & Rubber	L + 7.50%	8.25%	8/10/2021	8/10/2029	10,000	9,735	10,056	(1.60)
Blackbird Purchaser, Inc.	(2)(3)(6)	Capital Equipment	L + 7.50%	8.25%	12/14/2021	4/8/2027	2,299	2,238	2,238	(0.36)
Second Lien Debt Total								$15,190	$15,507	(2.47)%

Investments—non-controlled/non-affiliated (1)	Footnotes	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	Percentage of Net Assets
Equity Investments (1.4% of fair value)
Blackbird Holdco, Inc.	(8)	Capital Equipment	12/14/2021	2	$1,577	$1,577	(0.25)%
Buckeye Parent, LLC	(8)	Automotive	12/22/2021	44	44	44	(0.01)

CARLYLE SECURED LENDING III
SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2021

Investments—non-controlled/non-affiliated (1)	Footnotes	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	Percentage of Net Assets
GB Vino Parent, L.P.	(8)	Beverage, Food & Tobacco	10/29/2021	—	$18	$18	—%
Pascal Ultimate Holdings, L.P	(8)	Capital Equipment	7/21/2021	4	36	36	(0.01)
Equity Investments Total					$1,675	$1,675	(0.27)%
Total investments—non-controlled/non-affiliated					$115,783	$116,119	(18.49)%
Total investments					$115,783	$116,119	(18.49)%
(1)    Unless otherwise indicated, issuers of debt and equity investments held by Carlyle Secured Lending III (“the Company”) are domiciled in the United States. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of December 31, 2021, the Company does not “control” any of these portfolio companies. Under the Investment Company Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of December 31, 2021, the Company is not an “affiliated person” of any of these portfolio companies. Certain portfolio company investments are subject to contractual restrictions on sales.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR (“L”) or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of December 31, 2021. As of December 31, 2021, the reference rates for all LIBOR loans were the 30-day LIBOR at 0.10%, the 90-day LIBOR at 0.22% and the 180-day LIBOR rate at 0.33%.
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
(6)As of December 31, 2021, the Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans:

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount	Fair Value
First and Second Lien Debt—unfunded delayed draw and revolving term loans commitments
Ascend Buyer, LLC	Revolver	0.50%	$357	$(6)
Associations, Inc.	Revolver	0.50	517	—
Blackbird Purchaser, Inc.	Delayed Draw	1.00	766	(15)
Dwyer Instruments, Inc	Delayed Draw	1.00	5,486,059	—
Dwyer Instruments, Inc	Revolver	0.50	274	(1)
Ellkay, LLC	Revolver	0.50	446	(9)
Hercules Borrower LLC	Delayed Draw	1.00	1,802	(38)
Hoosier Intermediate, LLC	Revolver	0.50	1,000	(20)
Individual Foodservice Holdings, LLC	Delayed Draw	1.00	4,872	—
Jeg's Automotive, LLC	Delayed Draw	1.00	833	(17)
Jeg's Automotive, LLC	Revolver	0.50	417	(8)
LinQuest Corporation	Delayed Draw	1.00	10,000,000	—
LVF Holdings, Inc.	Delayed Draw	1.00	2,335	(58)
LVF Holdings, Inc.	Revolver	0.50	730	(18)
Material Holdings, LLC	Delayed Draw	—	8,814	—

CARLYLE SECURED LENDING III
SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2021

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount	Fair Value
Maverick Acquisition, Inc.	Delayed Draw	1.00	2,339	(50)
Medical Manufacturing Technologies, LLC	Delayed Draw	1.00%	$1,033	$(21)
Medical Manufacturing Technologies, LLC	Revolver	0.50	233	(4)
MMIT Holdings, LLC	Revolver	0.50	214	(5)
PF Atlantic HoldCo 2, LLC	Delayed Draw	0.75	1,190	(24)
PF Atlantic HoldCo 2, LLC	Revolver	0.50	345	(7)
Quantic Electronics, LLC	Delayed Draw	1.00	4,143	(53)
Trafigura Trading LLC	Revolver	0.50	2,695	(46)
Wineshipping.com LLC	Delayed Draw	1.00	497	(10)
Wineshipping.com LLC	Revolver	0.50	358	(7)
Total unfunded commitments			$15,522,269	$(417)
(7)The Company has determined the indicated investments are non-qualifying assets under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.
(8)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act, unless otherwise noted. As of December 31, 2021, the aggregate fair value of these securities is $1,675, or (0.27)% of the Company's net assets.
(9)The investment is secured by receivables purchased from the portfolio company, with an implied discount of 8.75%. The investment was made via a tranched participation arrangement between the purchaser of such receivables and the Company. The investment has a secondary priority behind the rights of such purchaser.

As of December 31, 2021, investments at fair value consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value
First Lien Debt	$98,918	$98,937	85.2%
Second Lien Debt	15,190	15,507	13.4
Equity Investments	1,675	1,675	1.4
Total	$115,783	$116,119	100.0%
The rate type of debt investments at fair value as of December 31, 2021 was as follows:

Rate Type	Amortized Cost	Fair Value	% of Fair Value of First and Second Lien Debt
Floating Rate	$114,108	$114,444	100.0%
Fixed Rate	—	—	—
Total	$114,108	$114,444	100.0%

CARLYLE SECURED LENDING III
SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2021

The industry composition of investments at fair value as of December 31, 2021 was as follows:

Industry	Amortized Cost	Fair Value	% of Fair Value
Aerospace & Defense	$27,166	$27,147	23.5%
Automotive	3,695	3,694	3.2
Beverage, Food & Tobacco	23,722	23,574	20.3
Business Services	—	—	—
Capital Equipment	11,999	12,138	10.5
Chemicals, Plastics & Rubber	14,638	14,959	12.9
Construction & Building	8,184	8,284	7.1
Consumer Goods: Durable	1,957	1,955	1.7
Containers, Packaging & Glass	4,190	4,206	3.6
Environmental Industries	159	156	0.1
Healthcare & Pharmaceuticals	13,187	13,176	11.3
High Tech Industries	2,715	2,713	2.3
Hotel, Gaming & Leisure	3,368	3,365	2.9
Metals & Mining	803	752	0.6
Total	$115,783	$116,119	100.0%

CARLYLE SECURED LENDING III
SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2021

The geographical composition of investments at fair value as of December 31, 2021 was as follows:

Geography	Amortized Cost	Fair Value	% of Fair Value
Canada	$3,217	$3,213	2.8%
United States	112,566	112,906	97.2
Total	$115,783	$116,119	100.0%
The accompanying notes are an integral part of these financial statements.

CARLYLE SECURED LENDING III
NOTES TO FINANCIAL STATEMENTS
As of December 31, 2021

1. ORGANIZATION
Carlyle Secured Lending III (the “Company” or “CSL III”) is a Delaware statutory trust formed on February 8, 2021, and commenced operations on May 28, 2021 (“Commencement”). The Company is structured as an externally managed, non-diversified closed-end investment company. The Company has elected to be regulated as a business development company (a “BDC”) under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”). In addition, for federal income tax purposes, the Company intends to elect to be treated, and to comply with the requirements to qualify annually, as a regulated investment company (a “RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (together with the rules and regulations promulgated thereunder, the “Code”) beginning with the year ending December 31, 2022. For the initial tax year ended December 31, 2021, the Company will be taxed as a regular C Corporation.
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
The Company is externally managed by CSL III Advisor, LLC (together with its successors, the “Investment Adviser”), an investment adviser that is registered with the U.S. Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940, as amended. Carlyle Global Credit Administration L.L.C. (the “Administrator”) provides the administrative services necessary for the Company to operate. Both the Investment Adviser and Administrator are wholly owned subsidiaries of Carlyle Investment Management L.L.C., a subsidiary of The Carlyle Group Inc. (together with its affiliates and consolidated subsidiaries (other than portfolio companies of its affiliated funds), “Carlyle”), a global investment firm publicly traded on the Nasdaq Global Select Market under the symbol “CG”. Refer to the sec.gov website for further information on Carlyle.
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
2. SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The Company is an investment company for the purposes of accounting and financial reporting in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies (“ASC 946”). U.S. GAAP for an investment company requires investments to be recorded at fair value. The carrying value for all other assets and liabilities approximates their fair value.
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
Investments
Investment transactions are recorded on the trade date. Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment using the specific identification method without regard to unrealized appreciation or depreciation previously recognized, and includes investments charged off during the period, net of recoveries. Net change in unrealized appreciation or depreciation on investments as presented in the accompanying Statement of Operations reflects the net change in the fair value of investments, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized. See Note 3, Fair Value Measurements, for further information about fair value measurements.
Cash and Cash Equivalents
Cash and cash equivalents consist of demand deposits and highly liquid investments (e.g., money market funds, U.S. treasury notes) with original maturities of three months or less. Cash equivalents are carried at amortized cost, which approximates fair value. The Company’s cash and cash equivalents are held with one large financial institution and cash held in such financial institution may, at times, exceed the Federal Deposit Insurance Corporation insured limit. As of December 31, 2021, the Company had no restricted cash balance.
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
The Company may have loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in interest income in the Statement of Operations. As of December 31, 2021, the fair value of the loans in the portfolio with PIK provisions was $11,497, which represented approximately 9.9% of total investments at fair value. For the period from Commencement through December 31, 2021, the Company earned $61 in PIK income, included in interest income in the Statement of Operations.

Other Income
Other income may include income such as consent, waiver, amendment, unused, underwriting, arranger and prepayment fees associated with the Company’s investment activities as well as any fees for managerial assistance services rendered by the Company to the portfolio companies. Such fees are recognized as income when earned or the services are rendered. The Company may receive fees for guaranteeing the outstanding debt of a portfolio company. Such fees are amortized into other income over the life of the guarantee. The unamortized amount, if any, is included in other assets in the accompanying Statement of Assets and Liabilities. For the period from Commencement through December 31, 2021, the Company earned $43,732 in other income primarily from unused fees.
Non-Accrual Income
Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest are paid current and, in management’s judgment, are likely to remain current. Management may determine not to place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of December 31, 2021, there were no first or second lien debt investments on non-accrual status.
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
The Company’s offering costs will be amortized over the twelve months beginning on Commencement. The Investment Advisor has incurred $2,004,079 of Organizational and Offering Costs as of December 31, 2021, of which $225,222 would be reimbursable by the Company as of December 31, 2021 and included in accrued organizational expenses and deferred offering costs payable in the accompanying Statement of Assets and Liabilities. For the period from Commencement through December 31, 2021, organizational expense and offering cost expense amounted to $88,889 and $79,528, respectively.
Income Taxes
We will be taxed as a regular C Corporation for the initial tax year ended December 31, 2021. Beginning with the year ending December 31, 2022, for federal income tax purposes, the Company intends to elect to be treated as a RIC under the Code, and intends to make the required distributions to its shareholders as specified therein. In order to qualify as a RIC, the Company must, among other things, meet certain minimum distribution, source-of-income and asset diversification requirements. If such requirements are met, then the Company is generally required to pay income taxes only on the portion of its taxable income and gains it does not distribute.
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

Functional Currency
The functional currency of the Company is the U.S. Dollar. Investments are generally made in the local currency of the country in which the investments are domiciled and are translated into U.S. Dollars with foreign currency translation gains or losses recorded within net change in unrealized appreciation (depreciation) on investments in the accompanying Statement of Operations. Foreign currency translation gains and losses on non-investment assets and liabilities are separately reflected in the accompanying Statement of Operations.
Recent Accounting Standards Updates
    In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848),” which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued because of reference rate reform. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848), which expanded the scope of Topic 848 to include derivative instruments impacted by discounting transition. ASU 2020-04 and ASU 2021-01 are effective for all entities through December 31, 2022. The expedients and exceptions provided by the amendments do not apply to contract modifications and hedging relationships entered into or evaluated after December 31, 2022, except for hedging transactions as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The Company is currently evaluating the impact of adopting ASU 2020-04 and ASU 2021-01 on its financial statements.
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
Securities/instruments that are illiquid or for which the pricing source does not provide a valuation or methodology or provides a valuation or methodology that, in the judgment of the Investment Adviser or the Company’s Board of Trustees, does not represent fair value shall each be valued as of the measurement date using all techniques appropriate under the circumstances and for which sufficient data is available. These valuation techniques may vary by investment and include comparable public market valuations, comparable precedent transaction valuations and/or discounted cash flow analyses. The process generally used to determine the applicable value is as follows: (i) the value of each portfolio company or investment is initially reviewed by the investment professionals responsible for such portfolio company or investment and, for non-traded investments (i.e. illiquid securities/instruments), a standardized template designed to approximate fair market value based on observable market inputs, updated credit statistics and unobservable inputs is used to determine a preliminary value, which is also reviewed alongside consensus pricing, where available; (ii) preliminary valuation conclusions are documented and reviewed by a valuation committee comprised of members of senior management; (iii) the Board of Trustees engages a third-party valuation firm to provide positive assurance on portions of first lien senior secured loans, “unitranche” loans and second lien senior secured loans each quarter (such that each non-traded investment is reviewed by a third-party valuation firm at least once on a rolling twelve month basis) including a review of management’s preliminary valuation and conclusion on fair value; (iv) if applicable, the Audit Committee of the Board of Trustees (the “Audit Committee”) reviews the assessments of the Investment Adviser and the third-party valuation firm and provides the Board of Trustees with any recommendations with respect to changes to the fair value of each investment in the portfolio; and (v) if applicable, the Board of Trustees discusses the valuation recommendations of the Audit Committee and determines the fair value of each investment in the portfolio in good faith based on the input of the Investment Adviser and, where applicable, the third-party valuation firm.
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
In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the financial statements as of December 31, 2021.
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
Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur. For the period from Commencement through December 31, 2021, there were no transfers between levels.
The following tables summarize the Company’s investments measured at fair value on a recurring basis by the above fair value hierarchy levels as of December 31, 2021:

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
First Lien Debt	$—	$—	$98,937	$98,937
Second Lien Debt	—	—	15,507	15,507
Equity Investments	—	—	1,675	1,675
Total	$—	$—	$116,119	$116,119

The changes in the Company’s investments at fair value for which the Company has used Level 3 inputs to determine fair value and net change in unrealized appreciation (depreciation) included in earnings for Level 3 investments still held are as follows:

	Financial Assets
	For the period from Commencement through December 31, 2021
	First Lien Debt	Second Lien Debt	Equity Investments	Total
Balance, beginning of period	$—	$—	$—	$—
Purchases	102,037	15,176	1,675	118,888
Sales	—	—	—	—
Paydowns	(3,416)	—	—	(3,416)
Accretion of discount	297	14	—	311
Net realized gains (losses)	—	—	—	—
Net change in unrealized appreciation (depreciation)	19	317	—	336
Balance, end of period	$98,937	$15,507	$1,675	$116,119
Net change in unrealized appreciation (depreciation) included in earnings related to investments still held at the reporting date included in net change in unrealized appreciation (depreciation) on investments on the Statement of Operations	$19	$317	$—	$336

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
The following table summarizes the quantitative information related to the significant unobservable inputs for Level 3 instruments which are carried at fair value as of December 31, 2021:

	Fair Value as of December 31, 2021	Valuation Techniques	Significant Unobservable Inputs	Range
				Low	High	Weighted Average
Investments in First Lien Debt	$84,687	Discounted Cash Flow	Discount Rate	6.82%	7.98%	7.61%
	14,250	Consensus Pricing	Indicative Quotes	98.00%	99.25%	98.07%
Total First Lien Debt	98,937
Investments in Second Lien Debt	13,269	Discounted Cash Flow	Discount Rate	9.05%	10.75%	9.46%
Investments in Second Lien Debt	2,238	Consensus Pricing	Indicative Quotes	98.00%	98.00%	98.00%
Total Second Lien Debt	15,507
Investments in Equity	1,675	Income Approach	Discount Rate	15.69x	15.69x	15.69x
Total Equity Investments	1,675
Total Level 3 Investments	$116,119

The significant unobservable inputs used in the fair value measurement of the Company’s investments in first and second lien debt securities are discount rates and indicative quotes. Significant increases in discount rates in isolation would result in a significantly lower fair value measurement. Significant decreases in indicative quotes in isolation would result in a significantly lower fair value measurement.
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

4. RELATED PARTY TRANSACTIONS
Investment Advisory Agreement
On June 21, 2021, the Company entered into an investment advisory agreement (the “Investment Advisory Agreement”) with Carlyle Global Credit Investment Management L.L.C. (the “Initial Investment Adviser”). On November 2, 2021, the Board of Trustees approved a novation agreement, which was executed by the Company, the Investment Adviser and the Initial Investment Adviser, on November 11, 2021, pursuant to which a novation of the Investment Advisory Agreement was effected so that the Investment Adviser was substituted for the Initial Investment Adviser and the Initial Investment Adviser was released from its obligations under the Investment Advisory Agreement. In connection therewith, the Board of Trustees approved an amended and restated investment advisory agreement, which was executed by the Company and the Investment Adviser on November 11, 2021, the terms of which are substantially identical to the terms of the Investment Advisory Agreement, except for (1) the substitution of the Investment Adviser for the Initial Investment Adviser as a party thereto, (2) associated changes relating to the legal forms of such parties, and (3) a limited number of non-material changes to the existing Investment Advisory Agreement.
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
For the period from Commencement through December 31, 2021, the Company incurred $89,185 in fees under the Administration Agreement. These fees are included in administrative service fees in the accompanying Statement of Operations. As of December 31, 2021, $89,185 was unpaid and included in administrative service fees payable in the accompanying Statement of Assets and Liabilities.
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
For the period from Commencement through December 31, 2021, fees incurred in connection with the State Street Sub-Administration Agreement and the DST Sub-Administration Agreement amounted to $80,568. As of December 31, 2021, $80,568 was unpaid and included in sub-administrative service fees payable in the accompanying Statement of Assets and Liabilities.

Placement Fees
On June 21, 2021, the Company entered into a placement fee arrangement with TCG Capital Markets L.L.C. (“TCG”), a licensed broker dealer and an affiliate of the Investment Adviser, which may require shareholders to pay a placement fee to TCG for TCG’s services.
For the period from Commencement through December 31, 2021, TCG did not earn placement fees from the Company’s shareholder in connection with the issuance or sale of common shares of beneficial interest of the Company.
Board of Trustees
The Company’s Board of Trustees currently consists of seven members, five of whom are independent trustees. The Board of Trustees has established an audit committee and a pricing committee of the Board of Trustees, and may establish additional committees in the future. For the period from Commencement through December 31, 2021, the Company incurred $184,653 in fees and expenses associated with its Independent Trustees’ services on the Company's Board of Trustees and its committees. As of December 31, 2021, $184,653 was unpaid and included in trustees’ fees and expenses payable in the accompanying Statement of Assets and Liabilities.
5. COMMITMENTS AND CONTINGENCIES

In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnification or warranties. Future events could occur that lead to the execution of these provisions against the Company. The Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the financial statements as of December 31, 2021 for any such exposure.
The Company currently is and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments. The Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of the indicated dates:

Par Value as of
December 31, 2021
Unfunded delayed draw commitments	$15,514,683
Unfunded revolving commitments	7,586
Total unfunded commitments	$15,522,269
6. NET ASSETS
In connection with its formation, the Company has the authority to issue an unlimited number of common shares of beneficial interest of the Company, par value $0.001 per share (“Shares”).
On May 28, 2021, the Company issued 5,000 Shares for $100,000 to the Initial Investment Adviser. The Company has not had any other transactions involving its equity.

The following table summarizes capital activity during the period from Commencement through December 31, 2021:

	Common Shares of Beneficial Interest		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount
Balance, beginning of period	—	$—	$—	$—	$—	$—	$—
Common Shares of Beneficial Interest issued	5,000	5	99,995	—	—	—	100,000
Net investment income (loss)	—	—	—	(728,808)	—	—	(728,808)
Net change in unrealized appreciation (depreciation) on investments and non-investment assets and liabilities	—	—	—	—	—	329	329
Balance, end of period	5,000	$5	$99,995	$(728,808)	$—	$329	$(628,479)

    The following table summarizes total Shares issued and proceeds related to capital activity during the period from Commencement through December 31, 2021.

	Shares Issued	Proceeds
May 28, 2021	5,000	$100,000
Total	5,000	$100,000

The Company computes earnings per Share in accordance with ASC 260, Earnings Per Share. Basic earnings per Share were calculated by dividing net increase (decrease) in net assets resulting from operations attributable to the Company by the weighted-average number of Shares outstanding for the period.
Basic and diluted earnings per Share were as follows:

For the period from Commencement through
December 31, 2021
Net increase (decrease) in net assets resulting from operations	$(728,479)
Weighted-average Shares outstanding	5,000
Basic and diluted earnings per common Share	$(145.70)

7. FINANCIAL HIGHLIGHTS
The following is a schedule of financial highlights for the period from Commencement through December 31, 2021:

For the period from Commencement through
December 31, 2021
Per Share Data:
Net asset value per Share, beginning of period	$20.00
Net investment income (loss) (1)	(145.76)
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments and non-investment assets and liabilities	0.06
Net increase (decrease) in net assets resulting from operations	(145.70)
Net asset value per Share, end of period	$(125.70)
Number of Shares outstanding, end of period	5,000
Total return based on net asset value (2)	(728.50)%
Net assets, end of period	$(628,479)
Ratio to average net assets (3):
Expenses before incentive fees	(173.31)%
Expenses after incentive fees	(173.31)%
Net investment income (loss)	160.93%
Ratios/Supplemental Data:
Portfolio turnover	5.31%
Total committed capital, end of period	$—
Ratio of total contributed capital to total committed capital, end of period	—%
Weighted-average Shares outstanding	5,000
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

8. LITIGATION
The Company may become party to certain lawsuits in the ordinary course of business. The Company does not believe that the outcome of current matters, if any, will materially impact the Company or its financial statements. As of December 31, 2021, the Company was not subject to any material legal proceedings, nor, to the Company’s knowledge, is any material legal proceeding threatened against the Company.
In addition, portfolio investments of the Company could be the subject of litigation or regulatory investigations in the ordinary course of business. The Company does not believe that the outcome of any current contingent liabilities of its portfolio investments, if any, will materially affect the Company or these financial statements.
9. TAX
The Company intends to comply with the provisions of Subchapter M of the Code applicable to RICs for future taxable years. The Company did not qualify to elect treatment as a RIC for the current year and is subject to tax as a regular
C Corporation. It is not anticipated that the Company will incur U.S. federal, state, and local taxes (other than nominal state and local taxes) as a corporation and consequently, no such taxes were accrued for the period from Commencement through December 31, 2021.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting and tax purposes. Components of the Company’s deferred tax assets and liabilities as of December 31, 2021 are as follows:

December 31, 2021
Deferred tax assets:
Net operating loss carryforward	$192,159
Organizational costs	29,115
Valuation allowance	(221,162)
Less deferred tax liabilities:
Net unrealized gain on investments	(112)
Net deferred tax asset/(liability)	$—

The Company’s income tax (expense) benefit for the period from Commencement through December 31, 2021 consists of the following:

For the period from Commencement through December 31, 2021
Current tax (expense)/benefit:
Federal	$—
State and local	—
Total current tax (expense)/benefit	—
Deferred tax (expense)/benefit:
Federal	113,761
State and local	107,401
Valuation allowance	(221,162)
Total deferred tax (expense)/benefit	—
Total income tax (expense)/benefit	$—

Total income tax (expense) benefit for the Company differs from the amount computed by applying the federal statutory income tax rate of 21% to net investment loss and net realized and unrealized gains (losses) on investments for the period from Commencement through December 31, 2021, as follows:

For the period from Commencement through December 31, 2021
Income tax benefit at federal statutory tax rate	$152,981
State and local income tax benefit (net of federal detriment)	95,284
Permanent differences	(27,103)
Valuation allowance	(221,162)
Total income tax (expense)/benefit	$—
At December 31, 2021, the Company determined a valuation allowance was required. The Company’s assessment considered, among other matters, the nature, frequency and severity of current and cumulative losses, the duration of statutory carryforward periods and the associated risk that operating loss and capital loss carryforwards are limited or are likely to expire unused, and unrealized gains and losses on investments. Through the consideration of these factors, the Company has determined that it is more likely than not that the Company’s net deferred tax asset would not be realized. As a result, the Company recorded a full valuation allowance with respect to its deferred tax asset as of December 31, 2021. From time to time, the Company may modify its estimates or assumptions regarding its deferred tax liability and/or asset balances and any applicable valuation allowance as new information becomes available. Modifications to the Company’s estimates or assumptions regarding its deferred tax liability and/or asset balances and any applicable valuation allowance, changes in generally accepted accounting principles or related guidance or interpretations thereof, limitations imposed on or expirations of the Company’s net operating losses and capital loss carryovers (if any) and changes in applicable tax law could result in increases or decreases in the Company’s net asset value per share, which could be material.
As of December 31, 2021, the Company had a net operating loss carryforward for federal income tax purposes of
$563,848. This net operating loss may be carried forward indefinitely. As of December 31, 2021, the Company did not have a capital loss carryforward.
The following information is based upon the federal income tax cost of investments as of December 31, 2021:

December 31, 2021
Cost of investments	$115,783
Unrealized appreciation on investments	634
Unrealized depreciation on investments	(298)
Net unrealized appreciation on investments	$336
In the normal course of business, the Company is subject to examination by federal and certain state, local and foreign tax regulators. As of December 31, 2021, the Company has yet to file any tax returns.
10. SUBSEQUENT EVENTS
On January 24, 2022, the Company amended and restated its Second Amended and Restated Agreement and Declaration of Trust (the “Declaration of Trust” and, as amended and restated, the “Amended and Restated Declaration of Trust”) to provide that if the Company has not completed a Liquidity Event by the end of the Drawdown Period, any extension of the Term by the Company’s Board of Trustees beyond one additional one-year period, which action the Board of Trustees may take in its discretion, will require the approval of the holders of two-thirds of the Company’s outstanding Shares entitled to vote thereon.
The Declaration of Trust was also amended to provide that any amendment of the Amended and Declaration of Trust that would adversely affect the right of shareholders to extend the Term will also require the approval of the holders of two-thirds of the Company’s outstanding Shares entitled to vote thereon.
On February 24, 2022, the Company completed its initial closing of capital commitments of $153 million.

On February 28, 2022, the Board of Trustees approved the execution of an expense limitation agreement between the Company and the Investment Adviser.
Subsequent events have been evaluated through the date the financial statements were issued. Except as noted above, there have been no subsequent events that require recognition or disclosure through the date the financial statements were issued, except as disclosed below and elsewhere in these financial statements.
Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
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
Management’s Report on Internal Control Over Financial Reporting
This annual report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.
Changes in Internal Controls over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Our business and affairs will be managed under the direction of our Board of Trustees. Our Board of Trustees currently consists of seven members, including five Independent Trustees. Two members of our Board of Trustees are not Independent Trustees. We refer to these individuals as our “Interested Trustees.”
Our Board of Trustees elects our officers, who serve at the discretion of our Board of Trustees. The responsibilities of each Trustee include, among other things, the oversight of our investment activity, the valuation of our assets, and oversight of our financing arrangements. Our Board of Trustees has established the Audit Committee and a pricing committee of the Board of Trustees (the “Pricing Committee”), and may establish additional committees in the future.
Following an Exchange Listing, if any, we expect the Board of Trustees to be divided into three classes of Trustees (or directors) at least as equal in number as possible.
Board of Trustees
Each of our Trustees will hold office until his or her death, resignation, removal or disqualification. Information regarding our Board of Trustees is as follows:
Interested Trustees

Name	Age	Position	Trustee Since
Linda Pace	59	Chair of the Board of Trustees and Chief Executive Officer	2021
Mark Jenkins	54	Trustee	2021
Independent Trustees

Name	Age	Position	Trustee Since
Nigel D.T. Andrews	74	Trustee	2021
Leslie E. Bradford	66	Trustee	2021
Aren C. LeeKong	45	Trustee	2021
John G. Nestor	76	Trustee	2021
William H. Wright II	61	Trustee	2021
The address for each of our Trustees is c/o Carlyle Secured Lending III, One Vanderbilt Avenue, Suite 3400, New York, New York 10017.
Biographical Information of Trustees
Our Trustees have been divided into two groups—Interested Trustees and Independent Trustees. An “Interested Trustee” is an “interested person” as defined in Section 2(a)(19) of the Investment Company Act. Trustees who are not “interested persons” of the Company as defined in Section 2(a)(19) of the Investment Company Act are referred to as the Company’s “Independent Trustees.”
Interested Trustees
Linda Pace has served as the Chair of our Board of Trustees since June 2021. Ms. Pace also serves as our Chief Executive Officer. Ms. Pace currently serves as the chair of the boards of directors and the chief executive officer and president of TCG BDC, Inc. (“BDC I”) and TCG BDC II, Inc. (“BDC II”). Previously, she was Global Head of Loans & Structured Credit at Carlyle. Ms. Pace is a Managing Director and Partner of Carlyle and Vice Chair of Global Credit. Prior to that role, she was responsible for portfolio management for Carlyle High Yield Partners, deploying capital into the U.S. market in cash and synthetic form. Prior to joining Carlyle, Ms. Pace spent ten years with BHF-Bank AG, where she was co-head of the bank’s Syndicated Loan group in New York. She invested in leveraged loans on behalf of the bank’s $2 billion on-balance sheet portfolio, as well as their $400 million Collateralized Loan Obligation funds. Prior to that, Ms. Pace worked at Société Générale as a Corporate Credit Analyst. Ms. Pace received her undergraduate degree in French from Douglass College and her M.B.A in finance from New York University.
Mark Jenkins has served on our Board of Trustees since June 2021. Mr. Jenkins is a Managing Director and Head of Global Credit. He is also a member of Carlyle’s Management Committee. Mr. Jenkins also currently serves on the boards of directors of BDC I and BDC II. Prior to joining Carlyle in 2016, Mr. Jenkins was a Senior Managing Director at CPP Investment Board (“CPPIB”) where he was responsible for leading CPPIB’s Global Private Investment Group with approximately CAD$56 billion of AUM. He was Chair of the Credit Investment Committee, Chair of the Private Investments Committee and also managed the portfolio value creation group. While at CPPIB, Mr. Jenkins founded CPPIB Credit Investments, which is a multi-strategy platform making direct principal credit investments. He also led CPPIB’s acquisition and oversight of Antares Capital and the subsequent expansion in middle-market lending. Prior to CPPIB he was Managing Director, Co-Head of Leveraged Finance Origination and Execution for Barclays Capital in New York. Before Barclays, Mr. Jenkins worked for 11 years at Goldman Sachs & Co. in senior positions within the Fixed Income and Financing Groups in New York. He served on the boards of Wilton Re, Teine Energy, Antares Capital and Merchant Capital Solutions. Mr. Jenkins’ depth of experience in investment management and capital markets, intimate knowledge of the business and operations of Carlyle’s Global Credit investment platform, and experience as a director of other companies in the financial services sector provides our Board with valuable insight.
Independent Trustees
Nigel D.T. Andrews has served on our Board of Trustees since June 2021. Mr. Andrews has also served as a member of the board of directors of BDC I since 2012 and the board of directors of BDC II since 2017 and is the chairman of the audit committees of BDC I and BDC II and is a member of the nominating and governance committee and the compensation committee of BDC I. Prior to the completion of the completion of the merger of NF Investment Corp. (“NFIC”) into the Company (the “NFIC Acquisition”) in June 2017, Mr. Andrews served as a member of the board of directors and on the audit committee of NFIC. Mr. Andrews may from time to time serve as an independent director of other entities affiliated with Carlyle or of investment vehicles managed by Carlyle or its affiliates. Mr. Andrews recently retired from his roles as governor at London Business School, a director and a member of the audit and remuneration committees at Old Mutual plc., and Chairman of Old Mutual Asset Management, where he served from 2002 to 2014. Mr. Andrews continues to actively manage his own private investments and to serve as a trustee of Victory Funds, a position he has held since 2002. From 2000 to 2010, Mr. Andrews served on the board of directors of Chemtura Corporation, a New York Stock Exchange listed company. Mr. Andrews also served as a Managing Director of Internet Capital Group, Inc. from 2000 to 2001. From 1987 to 2000, Mr. Andrews held various senior management positions within General Electric Company, including Executive Vice President of GE Capital from 1993 to 2000 and, prior to that, Vice President and General Manager of GE Plastics-Americas. During Mr. Andrews’ 13-year career with GE, he also served as a Vice President for Corporate Business Development and Strategy reporting to the chairman of the board. Prior to joining GE, Mr. Andrews was a partner at Booz Allen Hamilton Inc. He began his career in business management at Shell International Chemical Company. Mr. Andrews’ broad executive experience with the operations and transactions of industrial and financial services businesses provides our Board with valuable insights and knowledge that will enhance our ability to achieve our investment objectives.
John G. Nestor has served on our Board of Trustees since June 2021. Mr. Nestor has also served as a member of the board of directors of BDC I since 2013 and the board of directors of BDC II since 2017, the audit committee, nominating and governance committee and compensation committee of BDC I and the audit committee of BDC II. Prior to the completion of the NFIC Acquisition in June 2017, Mr. Nestor served as a member of the board of directors and on the audit committee of NFIC. Mr. Nestor may from time to time serve as an independent director of other entities affiliated with Carlyle or of investment vehicles managed by Carlyle or its affiliates. Mr. Nestor joined Kirtland Capital Partners in March 1986. He is managing partner of this private investment firm. Prior to joining Kirtland Capital Partners, Mr. Nestor worked for 16 years for Continental Illinois Bank. For eight years he focused on lending to small businesses in the Chicago area. In 1977 Mr. Nestor was transferred to Philadelphia where he was involved in commercial lending and in 1979 he moved to Cleveland to manage Continental’s Cleveland Office. Mr. Nestor is the former chairman of the board of directors of SmartSource Computer and Audio Visual Rentals, and currently a member of the board of directors of Form Tech Concrete Forms and a member of the board of advisors of The Gates Group. Mr. Nestor serves as a trustee of the Kelvin and Eleanor Smith Foundation. Mr. Nestor is the former chairman of the board of trustees of the Cleveland Foodbank, The Diversity Center and Deaconess Community Foundation. Mr. Nestor is an experienced leader whose numerous board and advisory positions and experiences in the middle markets provide our Board valuable insights.
Leslie E. Bradford has served on our Board of Trustees since June 2021. Ms. Bradford has also served as a member of the boards of directors of BDC I and BDC II since 2017, the audit committee, nominating and governance committee and compensation committee of BDC I and the audit committee of BDC II. Ms. Bradford may from time to time serve as an independent director of other entities affiliated with Carlyle or of investment vehicles managed by Carlyle or its affiliates. From 2011 to 2013, Ms. Bradford was a senior advisor and director of the Alumni Network of Morgan Stanley. Prior to that, Ms. Bradford had risk management and advisory responsibilities throughout all business unit and support areas of Morgan Stanley over a 25+ year career. Prior to joining Morgan Stanley, Ms. Bradford was a vice president in the corporate division of Irving Trust Company from 1977 to 1985 and was responsible for the development of corporate client lending and non-lending business in Northeastern United States. Ms. Bradford has also served on the boards and committees of various organizations, including as a former trustee of the American Foundation for the Blind, a former trustee of the Morgan Stanley Foundation, and a Dartmouth College Fund Committee member. Ms. Bradford holds an undergraduate degree in Religion from Dartmouth College and an MBA in Finance from the New York University Graduate School of Business. Ms. Bradford’s broad industry experience in corporate, financial, and public sectors has provided her with an abundance of skills and valuable insight in handling complex transactions and issues, all of which makes her well qualified to serve on our Board.
Aren C. LeeKong has served on our Board of Trustees since June 2021. Mr. LeeKong has also served as a member of the board of directors of BDC I and BDC II since June 2021. He is a member of the audit committees of BDC I and II and the nominating and governance committee and compensation committee of BDC I. Mr. LeeKong may from time to time serve as an independent director of other entities affiliated with Carlyle or of investment vehicles managed by Carlyle or its affiliates. Mr. LeeKong is the Chief Executive Officer and serves on the Board of Directors of 7 Acquisition Corp. He is responsible for the day-to-day operations of the related Sponsor. Mr. LeeKong was most recently the Executive Chairman of Organix Recycling, LLC, the largest company in the pre-consumer food waste recycling industry in the United States. He is also a member of the external investment advisory committee of the New York State Common Retirement Fund, a public pension fund with an estimated $279.9 billion in assets as of December 31, 2021. The committee provides general investment advice on the Fund’s portfolio. Mr. LeeKong was formerly a Managing Director of Highbridge Principal Strategies (“HPS”) and a Co-Portfolio Manager of HPS’s Strategic Capital Partners strategy, a special situations-focused strategy with the ability to invest in liquid and illiquid financing opportunities across the capital structure. Prior to joining HPS in 2011, Mr. LeeKong was a director at KKR & Co. Inc, where he was a founding member of their Capital Markets team. Mr. LeeKong serves on the advisory board of The Family Center and he previously served on the board of directors of Sponsors for Educational Opportunity. Mr. LeeKong holds an undergraduate degree from the University of Massachusetts at Amherst. Mr. LeeKong’s broad industry experience and leadership experience will provide our Board with valuable insights and knowledge that will enhance our ability to achieve our investment objectives.
William H. Wright II has served on our Board of Trustees since June 2021. Mr. Wright has also served as a member of the boards of directors of BDC I and BDC II since February 2021, the audit committee, nominating and governance committee and compensation committee of BDC I and the audit committee of BDC II. Mr. Wright may from time to time serve as an independent director of other entities affiliated with Carlyle or of investment vehicles managed by Carlyle or its affiliates. Mr. Wright was a Managing Director of Morgan Stanley until his retirement in 2010, having joined the firm in 1982. During his career in investment banking at Morgan Stanley, Mr. Wright headed the corporate finance execution group where he was responsible for leading and coordinating teams in the execution of complex equity offerings for multinational corporations. Following his career in investment banking, Mr. Wright served as an independent board member of two SEC registered closed-end funds until 2016, and of a business development company from 2018 to 2020. He also served on the faculties of the Ray Garrett Jr. Corporate and Securities Law Institute at Northwestern Pritzker School of Law and the Practising Law Institute. Mr. Wright is currently on the board of directors of two SEC registered closed-end funds, and he is also a member of the board of directors of the New York City Ballet. In addition to serving on other boards, he is interested in innovative philanthropic initiatives. He received a B.A. from Yale University and an M.B.A. from the Darden School of the University of Virginia. Mr. Wright’s extensive experience in executive leadership, investment banking and corporate finance as well as his numerous board and advisory positions provides our Board valuable insights.
Executive Officers Who Are Not Trustees

Name	Age	Position	Officer Since
Thomas M. Hennigan	45	Chief Financial Officer and Chief Risk Officer	2021
Peter Gaunt	40	Treasurer	2021
Joshua Lefkowitz	47	Chief Compliance Officer and Secretary	2021
Taylor Boswell	42	Chief Investment Officer	2021
The address for each of our officers who are not Trustees is c/o Carlyle Secured Lending III, One Vanderbilt Avenue, Suite 3400, New York, New York 10017.

Biographical Information of Executive Officers Who Are Not Trustees
For biographical information of Ms. Pace, see “—Board of Trustees —Biographical Information of Trustees.”
Thomas M. Hennigan serves as our Chief Financial Officer and Chief Risk Officer. Mr. Hennigan currently serves as the chief financial officer and chief risk officer of BDC I and BDC II. He also serves as chief operating officer and chief risk officer of Direct Lending. Mr. Hennigan is a Managing Director of Carlyle. Prior to the completion of the NFIC Acquisition in June 2017, Mr. Hennigan served as the chief risk officer of NFIC. Mr. Hennigan may from time to time serve as an officer, director or principal of entities affiliated with Carlyle or of investment vehicles managed by Carlyle and its affiliates. Prior to joining Carlyle in 2011, Mr. Hennigan was a senior vice president and head of underwriting and portfolio management for Churchill Financial LLC, which he joined in 2006. In this role, Mr. Hennigan was responsible for managing Churchill Financial’s underwriting and portfolio management activities, including supervising the professionals involved in the underwriting process. Mr. Hennigan joined Churchill Financial from GE Corporate Financial Services. During his four years at GE, Mr. Hennigan had underwriting and portfolio management responsibilities in the Global Sponsor Finance Group and in the Global Media and Communications Group. Mr. Hennigan began his career with Wachovia Securities, Inc. in 1998, where he worked in middle market investment banking and loan syndications.
Peter Gaunt serves as our Treasurer. Mr. Gaunt currently serves as the treasurer of BDC I and BDC II. Mr. Gaunt may from time to time serve as an officer, director or principal of entities affiliated with Carlyle or of investment vehicles managed by Carlyle and its affiliates. Mr. Gaunt is a Managing Director of Carlyle Credit. He joined Carlyle in 2019 to lead Carlyle Credit’s Investment Company Act Fund operations. Prior to joining Carlyle, Mr. Gaunt was a corporate controller at Hercules Capital, an internally managed BDC focused on venture debt investing, where he led that company’s efforts in accounting, FP&A, treasury, and capital markets. Prior to Hercules Capital, he was a senior manager in EY’s wealth and asset management practice serving BDCs, mortgage real estate investment trusts, mutual funds and private equity funds. Mr. Gaunt also spent time with Credit Suisse in its asset management division. Mr. Gaunt has extensive experience in the asset management industry covering accounting, financial reporting, valuation, FP&A, regulatory reporting, treasury and capital markets activity.
Joshua Lefkowitz serves as our Chief Compliance Officer and Secretary. Mr. Lefkowitz currently serves as the chief compliance officer and secretary of BDC I and BDC II. Mr. Lefkowitz is a Managing Director of Carlyle. Mr. Lefkowitz may from time to time serve as an officer, director or principal of entities affiliated with Carlyle or of investment vehicles managed by Carlyle and its affiliates. Prior to joining Carlyle in April 2018, Mr. Lefkowitz was a Principal at Ares and previously worked at American Capital, Ltd., until it was acquired by Ares. Mr. Lefkowitz began his legal career as an associate at the law firms of Mayer Brown and Stroock & Stroock & Lavan.
Taylor Boswell serves as our Chief Investment Officer. Mr. Boswell also currently serves as the chief investment officer of BDC I and BDC II and is a Managing Director of Carlyle. Mr. Boswell may from time to time serve as an officer, director or principal of entities affiliated with Carlyle or of investment vehicles managed by Carlyle and its affiliates. Mr. Boswell also serves as the chief investment officer of Carlyle Direct Lending. Mr. Boswell. Prior to joining Carlyle, Mr. Boswell was employed by Apollo Global Management (“Apollo”) from 2013 to 2017. At Apollo, Mr. Boswell served as a Managing Director and Investment Committee Member in the Illiquid Opportunistic Credit Business, where his primary responsibilities included the sourcing, execution and management of complex, credit-oriented investments across a wide variety of sectors and geographies. Before joining Apollo in 2013, Mr. Boswell was a Director at Perella Weinberg Partners, where he spent seven years focused on special situations corporate investing, as well as helped to grow that firm’s investment management business from inception to over $10 billion in assets under management. Earlier in his career, Mr. Boswell served as a private equity associate at Providence Equity Partners as well as an investment banking analyst at Deutsche Bank. Mr. Boswell received a BA in political-economy from Princeton University.
Board Leadership Structure
Our Board of Trustees monitors and performs an oversight role with respect to our business and affairs, including with respect to our investment practices and performance, compliance with regulatory requirements and the services, expenses and performance of our service providers. Among other things, our Board of Trustees approves the appointment of our Investment Adviser and officers, reviews and monitors the services and activities performed by our Investment Adviser and executive officers, and approves the engagement and reviews the performance of our independent registered public accounting firm.
Under our Amended and Restated Declaration of Trust and Bylaws, our Board of Trustees may designate a Chair to preside over the meetings of our Board of Trustees and meetings of the shareholders and to perform such other duties as may be assigned to him or her by the Board. We do not have a fixed policy as to whether the Chair of the Board should be an

Independent Trustee and believe that we should maintain the flexibility to select the Chair and reorganize the leadership structure, from time to time, based on criteria that are in our best interests and our shareholders’ best interests at such times.
Ms. Pace serves as the Chair of our Board of Trustees. Ms. Pace is an Interested Trustee. We believe that we are best served through this leadership structure, as Ms. Pace’s position within Carlyle provides an effective bridge and encourages an open dialogue between management and our Board of Trustees, ensuring that both groups act with a common purpose.
Our Board of Trustees does not have a designated lead Independent Trustee. We are aware of the potential conflicts that may arise when an Interested Trustee is the Chair of the Board, but believe these potential conflicts are offset by our strong corporate governance policies. Our corporate governance policies include regular meetings of the Independent Trustees in executive session without the presence of Interested Trustees and management, the establishment of an Audit Committee comprised solely of Independent Trustees and the appointment of a Chief Compliance Officer, with whom the Independent Trustees meet regularly without the presence of Interested Trustees and other members of management, for administering our compliance policies and procedures.
We recognize that different board leadership structures are appropriate for companies in different situations. We intend to re-examine our corporate governance policies on an ongoing basis to ensure that they continue to meet our needs.
Board’s Role in Risk Oversight
Our Board of Trustees performs its risk oversight function primarily through (a) its standing Audit Committee, which reports to the entire Board of Trustees and is comprised solely of Independent Trustees, and (b) active monitoring by our Chief Compliance Officer and of our compliance policies and procedures.
As described below in more detail under “—Committees of the Board of Trustees,” the Audit Committee assists our Board of Trustees in fulfilling its risk oversight responsibilities. The Audit Committee’s risk oversight responsibilities include overseeing the internal audit staff (sourced through the Administrator and Carlyle Employee Co.), accounting and financial reporting processes, our valuation process, our systems of internal controls regarding finance and accounting and audits of our financial statements.
Our Board of Trustees also performs its risk oversight responsibilities with the assistance of the Chief Compliance Officer. Our Board of Trustees will annually review a written report from the Chief Compliance Officer discussing the adequacy and effectiveness of our compliance policies and procedures and our service providers. The Chief Compliance Officer’s annual report will address, at a minimum, (a) the operation of our compliance policies and procedures and our service providers since the last report; (b) any material changes to such policies and procedures since the last report; (c) any recommendations for material changes to such policies and procedures as a result of the Chief Compliance Officer’s annual review; and (d) any compliance matter that has occurred since the date of the last report about which our Board of Trustees would reasonably need to know to oversee our compliance activities and risks. In addition, the Chief Compliance Officer will meet separately in executive session with the Independent Trustees at least once each year.
We believe that our Board of Trustees’ role in risk oversight is effective, and appropriate given the extensive regulation to which we will be already subject as a BDC. As a BDC, we are required to comply with certain regulatory requirements that control the levels of risk in our business and operations. For example, our ability to incur indebtedness is limited such that our asset coverage must equal at least 150% immediately after each time we incur indebtedness, we generally have to invest at least 70% of our total assets in “qualifying assets” and we are not generally permitted to invest in any portfolio company in which one of our affiliates currently has an investment.
We recognize that different board roles in risk oversight are appropriate for companies in different situations. We intend to re-examine the manners in which our Board of Trustees administers its oversight function on an ongoing basis to ensure that they continue to meet our needs.
Committees of the Board of Trustees
Our Board of Trustees has established an Audit Committee and a Pricing Committee, and may establish additional committees in the future. The Board of Trustees does not have a standing nominating committee or a standing compensation committee.

Audit Committee
The Audit Committee is currently composed of Nigel D.T. Andrews, Leslie E. Bradford, Aren C. LeeKong, John G. Nestor and William H. Wright II, all of whom are Independent Trustees. Mr. Andrews serves as Chairman of the Audit Committee. Our Board of Trustees has determined that Mr. Andrews is an “audit committee financial expert” as that term is defined under Item 407 of Regulation S-K, as promulgated under the Exchange Act. Each of Messrs. Andrews, LeeKong, Nestor and Wright and Ms. Bradford meets the current independence and experience requirements of Rule 10A-3 of the Exchange Act. The Audit Committee operates pursuant to a charter approved by our Board of Trustees, which sets forth the responsibilities of the Audit Committee. The Audit Committee’s responsibilities include establishing guidelines and making recommendations to our Board of Trustees regarding the valuation of our loans and investments, selecting our independent registered public accounting firm, reviewing with such independent registered public accounting firm the planning, scope and results of their audit of our financial statements, pre-approving the fees for services performed, reviewing with the independent registered public accounting firm the adequacy of internal control systems, reviewing our annual financial statements, overseeing internal audit staff and periodic filings and receiving our audit reports and financial statements.
Pricing Committee
The Pricing Committee is currently composed of Ms. Pace and Mr. Nestor. The Pricing Committee operates pursuant to a charter approved by our Board of Trustees, which sets forth the responsibilities of the Pricing Committee. The principal goals of the Pricing Committee are to approve the offering price of Shares in accordance with the Company’s valuation policy, and to ensure that the Company does not sell Shares at a price below the NAV per Share, as required by Section 23 of the Investment Company Act, as made applicable to BDCs by Section 63 of the Investment Company Act. Pursuant to the charter of the Pricing Committee, the Pricing Committee has the authority to approve the offering price of Shares so long as such offering price does not change in excess of 5% above or below the NAV per Share most recently approved by the Board.
Trustee Nomination
Nomination for election as a Trustee may be made by the Board of Trustees as described herein. The Board of Trustees does not have a standing nominating committee.
The Board of Trustees seeks candidates who possess the background, skills and expertise to make a significant contribution to our Board, our company and our shareholders. In considering possible candidates for election as a Trustee, the Board takes into account, in addition to such other factors as it deems relevant, the desirability of selecting Trustees who:
•are of high character and integrity;
•are accomplished in their respective fields, with superior credentials and recognition;
•have relevant expertise and experience upon which to be able to offer advice and guidance to management;
•have sufficient time available to devote to our affairs;
•are able to work with the other members of our Board of Trustees and contribute to our success;
•can represent the long-term interests of our shareholders as a whole; and
•are selected such that our Board of Trustees represents a range of backgrounds and experience.
The Board of Trustees has not adopted a formal policy with regard to the consideration of diversity in identifying Trustee nominees. In determining whether to recommend a Trustee nominee, the Board of Trustees considers and discusses diversity, among other factors, with a view toward the needs of our Board of Trustees as a whole. The Board of Trustees generally conceptualizes diversity expansively to include, without limitation, concepts such as race, gender, national origin, differences of viewpoint, professional experience, education, skill and other qualities that contribute to our Board of Trustees, when identifying and recommending Trustee nominees. The Board of Trustees believes that the inclusion of diversity as one of many factors considered in selecting Trustee nominees is consistent with the goal of creating a Board of Trustees that best serves our needs and the interests of our shareholders.
The Independent Trustees select and evaluate any candidates for Independent Trustee, and the Trustees select and evaluate candidates for Interested Trustees, in each case in accordance with the criteria set forth above. Such Independent Trustees and Trustees, as applicable, are then responsible for recommending to the Board of Trustees a slate of nominees for Independent Trustee and Interested Trustee positions, as applicable, for the Board of Trustees’ approval. Generally, candidates for a position as a member of the Board of Trustees are suggested by existing members of the Board of Trustees; however, if the Board of Trustees determines to consider shareholder recommendations for candidates for the Board of Trustees, any such recommendations will be evaluated using the criteria set forth above.
Indemnification Agreements
Our Amended and Restated Declaration of Trust provides that, to the maximum extent permitted by Delaware law in effect from time to time, no Trustee or officer of the Company will be subject in such capacity to any personal liability whatsoever to any person, save only liability to the Company or its shareholders arising from bad faith, willful misconduct, gross negligence or reckless disregard for his or her duty to such person.
Our Amended and Restated Declaration of Trust further provides that, to the maximum extent permitted by Delaware law in effect from time to time, the Company will indemnify each person who at any time serves as a Trustee or officer of the Company (each, an “indemnitee”) against any liabilities and expenses in connection with the defense or disposition of any action, suit or other proceeding, whether civil or criminal, before any court or administrative or investigative body in which he or she may be or may have been involved as a party or otherwise or with which he or she may be or may have been threatened, while acting in any capacity set forth in our Amended and Restated Declaration of Trust by reason of his or her having acted in any such capacity, except with respect to any matter as to which he or she shall not have acted in good faith in the reasonable belief that his or her action was in the best interest of the Company or, in the case of any criminal proceeding, as to which he or she shall have had reasonable cause to believe that the conduct was unlawful, provided, however, that no indemnitee shall be indemnified against any liability to any person or any expense of such indemnitee arising by reason of, willful misconduct, bad faith, gross negligence, or reckless disregard of the duties involved in the conduct of his or her position.
Under our Amended and Restated Declaration of Trust, we will make advance payments in connection with the expenses of defending any action with respect to which indemnification might be sought under our Amended and Restated Declaration of Trust if certain conditions are satisfied. However, any such indemnification or payment or reimbursement of expenses will be subject to the applicable requirements of the Investment Company Act.
So long as we are regulated under the Investment Company Act, the above limitation of liability and indemnification is limited by the Investment Company Act or by any valid rule, regulation or order of the SEC thereunder. The Investment Company Act provides, among other things, that a company may not indemnify any Trustee or officer against liability to it or its security holders to which he or she might otherwise be subject by reason of his or her willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.
We have entered into indemnification agreements with our Trustees and executive officers. The indemnification agreements are intended to provide our Trustees and executive officers the maximum indemnification permitted under Delaware law and the Investment Company Act. Each indemnification agreement provides that we shall indemnify the Trustees or executive officer who is a party to the agreement, or an Indemnitee, including the advancement of legal expenses, if, by reason of his or her status, the Indemnitee is, or is threatened to be, made a party to or a witness in any threatened, pending, or completed proceeding, to the maximum extent permitted by Delaware law and the Investment Company Act.

Portfolio Management
The Investment Adviser’s investment team had over 180 investment professionals across the Carlyle Global Credit segment as of December 31, 2021.
Investment Committee Members
Members of the Investment Committee are: Mark Jenkins, Justin Plouffe, Linda Pace, Alex Popov and Taylor Boswell.
For biographical information of Mr. Jenkins and Ms. Pace see “—Board of Trustees—Biographical Information of Trustees.” For biographical information of Mr. Boswell see “—Executive Officers Who Are Not Trustees—Biographical Information of Executive Officers Who Are Not Trustees.”
Justin Plouffe is a Managing Director and the Deputy Chief Investment Officer for Carlyle Credit. Mr. Plouffe focuses on investing across Carlyle’s credit strategies and driving growth initiatives for the Global Credit platform. He is Co-Portfolio Manager for Carlyle Tactical Private Credit Fund, Co-Head of Carlyle Structured Credit Fund, and serves on various Global Credit investment committees. He is also the CEO of TCG Capital Markets L.L.C., a SEC-registered broker/dealer affiliate of The Carlyle Group. Prior to joining Carlyle, Mr. Plouffe was an attorney at Ropes & Gray LLP. He has also served as a clerk on the U.S. Court of Appeals for the First Circuit and as a legislative assistant to a U.S. Congressman. Mr. Plouffe received his undergraduate degree from Princeton University and his J.D. from Columbia Law School, where he was an editor of The Columbia Law Review. He is a CFA Charterholder and holds Series 7, 24, 57, 63, 79 and 99 licenses.
Alex Popov is Head of Illiquid Credit and Head of Credit Opportunities. Prior to joining Carlyle, Mr. Popov was a Managing Director at HPS Investment Partners (f/k/a Highbridge Principal Strategies) where he led investments in the U.S. for HPS Mezzanine Funds and was a member of the investment committee for HPS Mezzanine Fund III and HPS’ firm-wide Credit Committee. Mr. Popov founded and led the firm’s real estate credit platform. Before joining HPS, Mr. Popov worked at Oaktree Capital Mgmt. focusing on credit investments across sectors. Earlier in his career, he worked at American Capital Strategies and Donaldson, Lufkin & Jenrette (DLJ). Mr. Popov received his undergraduate degree from Cornell University and his MBA from NYU Stern School of Business.
Information relating to our codes of ethics, which apply to, among others, our Chief Executive Officer and Chief Financial Officer, is included in Part I, Item 1. “Business—Regulation—Code of Ethics.”
Item 11. Executive Compensation
Compensation of Executive Officers
None of our officers receives direct compensation from us. We have agreed to reimburse our Administrator for our allocable portion of the compensation paid to or compensatory distributions received by our Chief Financial Officer and Chief Compliance Officer. In addition, to the extent that our Administrator outsources any of its functions, we will pay the fees associated with such functions at cost. As discussed under Item 13. “Certain Relationships and Related Transactions, and Director Independence,” we reimburse our Administrator and Carlyle Employee Co. for our allocable portion of the compensation of any personnel, other than legal department personnel, that they provide for our use.
Compensation of Trustees
No compensation is paid to Trustees who are Interested Trustees.
Each Independent Trustee received the following amounts for serving as a Trustee of the Company:
•an annual fee of $50,000;
•for a meeting of the Board, $1,500 for each such Board meeting attended in person, plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each such Board meeting, and $550 for each such Board meeting attended telephonically or by video conference;
•for a meeting of a committee of the Board, $750 for each such committee meeting attended in person, plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each such committee meeting, and $350 for each such committee meeting attended telephonically or by video conference; and
•an annual fee of $9,000 for the Chairman of the Audit Committee.
The following table sets forth information concerning total compensation earned by or paid to each of our Independent Trustees during the fiscal year ended December 31, 2021:

	Fees Earned or Paid in Cash	Total Compensation from the Company	Total Compensation from the Fund Complex(1)
Nigel D.T. Andrews	$40,709	$40,709	$260,609
Leslie E. Bradford	$35,986	$35,986	$230,886
Aren C. LeeKong	$35,986	$35,986	$135,320
John G. Nestor	$35,986	$35,986	$230,886
William H. Wright II	$35,986	$35,986	$209,236

(1)
Messrs. Andrews, LeeKong, Nestor and Wright and Ms. Bradford serve on the boards of directors of BDC I and BDC II. BDC I and BDC II are part of the Fund Complex. Compensation amounts shown include compensation such Trustees received from the Company, BDC I and BDC II, as applicable, for services rendered during the fiscal year ended December 31, 2021.

Compensation and Insider Participation
We do not have a compensation committee because our executive officers do not receive any direct compensation from us. The Independent Trustees review their own compensation and recommend to the Board of Trustees the appropriate level of compensation. This level of compensation may be adjusted from time to time. In conducting their review, the Independent Trustees use such information as they deem relevant, including compensation paid to directors or trustees of other BDCs of similar size and the time and effort required of the Trustees in fulfilling their responsibilities to the Company. The Board of Trustees determines the compensation of the Independent Trustees.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Beneficial ownership is determined in accordance with the rules and regulations of the SEC. These rules generally provide that a person is the beneficial owner of securities if such person has or shares the power to vote or direct the voting thereof, or to dispose or direct the disposition thereof or has the right to acquire such powers within 60 days. The following table sets forth, as of February 28, 2022, the beneficial ownership as indicated in the Company’s books and records of each current Trustee, each executive officer of the Company, the executive officers and Trustees as a group, and each person known to us to beneficially own 5% or more of our outstanding common shares of beneficial interest. Ownership information for those persons who beneficially own 5% or more of our outstanding common shares of beneficial interest is based on Schedule 13G or other filings by such persons with the SEC and other information obtained from such persons.
The percentage ownership is based on 5,000 common shares of beneficial interest outstanding as of the February 28, 2022. To our knowledge, except as indicated in the footnotes to the table, each of the shareholders listed below has sole voting and/or investment power with respect to shares beneficially owned by such shareholder. Unless otherwise indicated by footnote, the address for each listed individual is One Vanderbilt Avenue, Suite 3400, New York, NY 10017.

Name of Individual or Identity of Group	Number of Common Shares of Beneficial Interest Beneficially Owned(1)	Percent of Common Shares of Beneficial Interest Beneficially Owned(1)
Trustees and Executive Officers:
Interested Trustees
Linda Pace	—	—
Mark Jenkins	—	—
Independent Trustees
Nigel D.T. Andrews	—	—
Leslie E. Bradford	—	—
John G. Nestor
William H. Wright II	—	—
Aren C. LeeKong	—	—
Executive Officers Who Are Not Trustees
Thomas M. Hennigan	—	—
Peter Gaunt	—	—
Joshua Lefkowitz	—	—
Taylor Boswell	—	—
All Trustees and Executive Officers as a Group (eleven persons)	—	—
Five-Percent Shareholders:
Carlyle Global Credit Investment Management L.L.C.	5,000	100%

(1)
For purposes of this table, a person or group is deemed to have “beneficial ownership” of any common shares of beneficial interest as of a given date which such person has or shares the power to vote or direct the voting thereof, or to dispose or direct the disposition thereof or has the right to acquire such powers within 60 days after such date. For purposes of computing the percentage of outstanding common shares of beneficial held by each person or group of persons named above on a given date, any security which such person or persons has the right to acquire within 60 days after such date is deemed to be outstanding for the purpose of determining the percentage of shares beneficially owned for such person, but is not deemed to be outstanding for the purpose of computing the percentage of beneficial ownership of any other person (except in the case of Trustees and executive officers as a group). Except as otherwise noted, each beneficial owner of more than five percent of our common shares of beneficial interest and each Trustee and executive officer has sole voting and/or investment power over the shares reported.

Item 13. Certain Relationships and Related Transactions, and Director Independence
As a BDC, we are also subject to certain regulatory requirements that restrict our ability to engage in certain related‑party transactions. In the ordinary course of business, we may enter into transactions with affiliates and portfolio companies that may be considered related party transactions. In order to ensure that we do not engage in any prohibited transactions with any persons affiliated with us, we implemented certain policies and procedures whereby certain of our executive officers screen each of our transactions for any possible affiliations between the proposed portfolio investment, us, and other affiliated persons, including our Investment Adviser, shareholders that own more than 5% of us, employees, officers, Trustees, and directors of our Investment Adviser, as applicable, and certain persons directly or indirectly controlling, controlled by or under common control with the foregoing persons. Our policies and procedures also assist us in complying with the relevant sections of the Investment Company Act and the restrictions associated with the Exemptive Relief. We will not enter into any agreements unless and until we are satisfied that doing so will not raise concerns under the Investment Company Act or, if such concerns exist, we have taken appropriate actions to seek review and approval by our Board of Trustees or exemptive relief for such transactions. Our Board of Trustees will review these procedures on an annual basis.
Investment Advisory Agreement
We entered into an Investment Advisory Agreement with our Investment Adviser, a wholly owned subsidiary of Carlyle, an entity in which certain of our Trustees and officers and members of Investment Adviser’s investment team may have indirect ownership and pecuniary interests. See Part II, Item 8. Financial Statements and Supplementary Data “Note 4—Related Party Transactions.”
In addition, our Investment Adviser, its investment professionals, our executive officers and Trustees, and other current and future principals of our Investment Adviser serve or may serve as investment advisers, officers, directors or principals of entities or investment funds that operate in the same or a related line of business as we do and/or investment funds, accounts and other similar arrangements advised by Carlyle, including existing and future affiliated BDCs. An affiliated investment fund, account or other similar arrangement currently formed or formed in the future and managed by our Investment Adviser or its affiliates may have overlapping investment objectives and strategies with our own and, accordingly, may invest in asset classes similar to those targeted by us. As a result, our Investment Adviser and/or its affiliates may face conflicts of interest arising out of the investment advisory activities of our Investment Adviser and other operations of Carlyle. See Part I, Item 1. “Business—Allocation of Investment Opportunities and Potential Conflicts of Interest” and Part I, Item 1A. “Risk Factors—Risks Related to Our Business and Structure—There are significant potential conflicts of interest, including the management of other investment funds and accounts by our Investment Adviser, which could impact our investment returns.”
Administration Agreement
We entered into an Administration Agreement with our Administrator. See Part II, Item 8. Financial Statements and Supplementary Data “Note 4—Related Party Transactions.”
Placement Agent Agreements
We entered into a Placement Agent Agreement with TCG Capital Markets L.L.C. (the “Carlyle Placement Agent”), which is a SEC-registered broker-dealer affiliate of the Investment Adviser and a subsidiary of Carlyle, which may require certain shareholders (other than investors sourced by us, our Investment Adviser, the Carlyle Placement Agent or its respective affiliates) to pay a platform fee to the Carlyle Placement Agent for its services.

Reimbursement
From time to time our Investment Adviser, our Administrator or their respective affiliates may pay third-party providers to us of goods or services. We will subsequently reimburse our Investment Adviser, our Administrator or such affiliates thereof for any such amounts paid on our behalf.
Our Investment Adviser entered into a personnel agreement with Carlyle Employee Co., an affiliate of our Investment Adviser and a wholly-owned subsidiary of Carlyle, pursuant to which Carlyle Employee Co. provides our Investment Adviser with access to the investment professionals for the Investment Adviser’s investment team. See Part II, Item 8. Financial Statements and Supplementary Data “Note 4—Related Party Transactions” for additional information. In addition, our Administrator entered into the Carlyle Sub-Administration Agreement, pursuant to which Carlyle Employee Co. provides our Administrator with access to certain legal, operations, financial, compliance, accounting, internal audit (in their role of performing our Sarbanes-Oxley Act internal control assessment), clerical and administrative personnel that will support our Investment Adviser’s investment team. Our Administrator, pursuant to the State Street Sub-Administration Agreement, engaged State Street to act on behalf of our Administrator in its performance of certain other administrative services for us. See Part II, Item 8. “Note 4—Related Party Transactions.”
In addition, our executive officers and Trustees, as well as the other current and future principals of our Investment Adviser, may serve as officers, directors or principals of BDC I, BDC II, their respective current and future special purpose regulated subsidiaries, or entities that operate in the same or a related line of business as we do. BDC I and BDC II are part of Carlyle’s direct lending business unit that operates within the broader Carlyle Global Credit segment.
For information regarding the independence of our Trustees, see Item 10. “Directors, Executive Officers and Corporate Governance.”
Item 14. Principal Accountant Fees and Services
Set forth in the table below are audit fees and non-audit related fees billed to the Company and payable to Ernst & Young LLP (“EY”) for professional services performed for the Company’s fiscal year ended December 31, 2021.

Fiscal Year/Period	Audit Fees	Audit-Related Fees (1)	Tax Fees (2)	All Other Fees (3)
2021	$130,000	$—	$—	$—

(1)	“Audit-Related Fees” are those fees billed to the Company relating to audit services provided by EY.
(2)	“Tax Fees” are those fees billed to the Company in connection with tax consulting services performed by EY, including primarily the review of the Company’s income tax returns.
(3)	“All Other Fees” are those fees billed to the Company in connection with permitted non-audit services performed by EY.
The Audit Committee reviews, negotiates and approves in advance the scope of work, any related engagement letter and the fees to be charged by the independent registered public accounting firm for audit services and permitted non-audit services for the Company and for permitted non-audit services for the Company’s Adviser and any affiliates thereof that provide services to the Company if such non-audit services have a direct impact on the operations or financial reporting of the Company. All of the audit and non-audit services described above for which fees were incurred by the Company for the fiscal year ended December 31, 2021, were pre-approved by the Audit Committee, in accordance with its pre-approval policy.

PART IV
Item 15. Exhibits and Financial Statement Exhibits.
(a) Documents filed as part of this annual report
The following reports and financial statements are set forth in Part II, Item 8 of this Form 10-K:
(b) Exhibits

3.1	Third Amended and Restated Agreement and Declaration of Trust, dated as of January 24, 2022 (1)

3.2	Bylaws (2)

4.1	Form of Subscription Agreement (3)

4.2	Description of Registered Securities *

10.1	Novation of Investment Advisory Agreement, dated as of November 11, 2021, by and among Carlyle Secured Lending III, Carlyle Global Credit Investment Management L.L.C. and CSL III Advisor, LLC. (6)

10.2	Amended and Restated Investment Advisory Agreement, dated as of November 11, 2021, by and between Carlyle Secured Lending III and CSL III Advisor, LLC.(7)

10.3	Administration Agreement (4)

10.4	Form of Indemnification Agreement (5)

21.1	List of Subsidiaries – None

31.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
* Filed herewith
(1)Incorporated by reference to Exhibit 3.1 to the Company's Form 8-K filed by the Company on January 25, 2022 (File No. 814-01410).
(2)Incorporated by reference to Exhibit 3.2 to the Company's Form 10-12G/A filed by the Company on August 11, 2021 (File No. 814-01410).
(3)Incorporated by reference to Exhibit 4.1 to the Company's Form 10-12G/A filed by the Company on August 11, 2021 (File No. 814-01410).
(4)Incorporated by reference to Exhibit 10.2 to the Company's Form 10-12G/A filed by the Company on August 11, 2021 (File No. 814-01410).
(5)Incorporated by reference to Exhibit 10.3 to the Company's Form 10-12G/A filed by the Company on August 11, 2021 (File No. 814-01410).
(6)Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed by the Company on November 12, 2021 (File No. 814-01410).
(7)Incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q filed by the Company on November 12, 2021 (File No. 814-01410).

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARLYLE SECURED LENDING III
Dated: March 3, 2022	By	/s/ Linda Pace
Linda Pace
Trustee and Chief Executive Officer (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 3, 2022	By	/s/ Linda Pace
Linda Pace
Trustee and Chief Executive Officer (principal executive officer)

Dated: March 3, 2022	By	/s/ Thomas M. Hennigan
Thomas M. Hennigan
Chief Financial Officer (principal financial officer)

Dated: March 3, 2022	By	/s/ Peter Gaunt
Peter Gaunt
Treasurer (principal accounting officer)

Dated: March 3, 2022	By	/s/ Nigel D.T. Andrews
Nigel D.T. Andrews
Trustee

Dated: March 3, 2022	By	/s/ Leslie E. Bradford
Leslie E. Bradford
Trustee

Dated: March 3, 2022	By	/s/ Aren C. LeeKong
Aren C. LeeKong
Trustee

Dated: March 3, 2022	By	/s/ Mark Jenkins
Mark Jenkins
Trustee

Dated: March 3, 2022	By	/s/ John G. Nestor
John G. Nestor
Trustee

Dated: March 3, 2022	By	/s/ William H. Wright II
William H. Wright II
Trustee