Form 10-Q
period 2022-03-31
Carlyle Secured Lending III
filed 2022-05-16
CIK 1851277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of the registrant’s common shares of beneficial interest, $0.001 par value per share, outstanding at May 13, 2022 was 766,040.
1

Carlyle Secured Lending III

CARLYLE SECURED LENDING III
STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2022	December 31, 2021
ASSETS	(unaudited)
Investments—non-controlled/non-affiliated, at fair value (amortized cost of $130,099 and $115,783, respectively)	$129,002	$116,119
Cash and cash equivalents	15,042,398	185,010
Deferred offering costs	22,831	56,805
Receivable for investment sold/repaid	58	—
Due from Investment Adviser	1,194,518	—
Interest and other income receivable from non-controlled/non-affiliated investments	14,719	891
Receivable for issuance of common shares of beneficial interest	277,700	—
Total assets	$16,681,226	$358,825
LIABILITIES
Administrative service fees payable (Note 4)	$89,185	$89,185
Sub-administrative service fees payable (Note 4)	191,288	80,568
Deferred offering costs payable	136,988	136,333
Accrued organizational expenses	91,324	88,889
Deferred income	140,463	145,764
Professional fees payable	385,434	234,405
Trustees' fees and expenses payable	184,525	184,653
Other accrued expenses and liabilities	40,286	27,507
Total liabilities	1,259,493	987,304
Commitments and contingencies (Notes 5 and 8)
NET ASSETS
Common shares of beneficial interest, $0.001 par value; unlimited shares authorized; 766,040 and 5,000 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	766	5
Paid-in capital in excess of par value	15,320,034	99,995
Total distributable earnings (loss)	100,933	(728,479)
Total net assets	$15,421,733	$(628,479)
NET ASSETS PER SHARE	$20.13	$(125.70)
The accompanying notes are an integral part of these financial statements.

CARLYLE SECURED LENDING III
STATEMENT OF OPERATIONS
(unaudited)

For the three months ended
March 31, 2022
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$7,511
Other income	38,780
Total investment income from non-controlled/non-affiliated investments	46,291
Total investment income	46,291
Expenses:
Organizational expenses (Note 2)	2,435
Offering cost expense (Note 2)	34,629
Professional fees	151,028
Sub-administrative service fees (Note 4)	110,720
Trustees’ fees and expenses (Note 4)	98,372
Other general and administrative	12,779
Total expenses	409,963
Less waivers and reimbursements of expenses (Note 4)	(1,194,518)
Expenses after waivers and reimbursements of expenses	(784,555)
Net investment income (loss)	830,846
Net realized gain (loss) and change in unrealized appreciation (depreciation):
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/non-affiliated investments	(1,433)
Net change in unrealized currency gains (losses) on non-investment assets and liabilities	(1)
Net realized and unrealized gain (loss) on investments and non-investment assets and liabilities	(1,434)
Net increase (decrease) in net assets resulting from operations	$829,412
Basic and diluted earnings per common share (Note 6)	$61.90
Weighted-average shares of common shares of beneficial interest outstanding—Basic and Diluted (Note 6)	13,400
The accompanying notes are an integral part of these financial statements.

CARLYLE SECURED LENDING III
STATEMENT OF CHANGES IN NET ASSETS
(unaudited)

For the three months ended
March 31, 2022
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$830,846
Net change in unrealized appreciation (depreciation) on investments	(1,433)
Net change in unrealized appreciation (depreciation) on non-investment assets and liabilities	(1)
Net increase (decrease) in net assets resulting from operations	829,412
Capital transactions:
Common shares of beneficial interest issued	15,220,800
Net increase (decrease) in net assets resulting from capital share transactions	15,220,800
Net increase (decrease) in net assets	16,050,212
Net assets at beginning of period	(628,479)
Net assets at end of period	$15,421,733
The accompanying notes are an integral part of these financial statements.

CARLYLE SECURED LENDING III
STATEMENT OF CASH FLOWS
(unaudited)

For the three months ended
March 31, 2022
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$829,412
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred offering costs	34,629
Net accretion of discount on investments	(116)
Paid-in-kind interest	(192)
Net change in unrealized (appreciation) depreciation on investments	1,433
Cost of investments purchased	(15,190)
Proceeds from sales and repayments of investments and change in receivable for investments sold/repaid	1,124
Changes in operating assets:
Interest and other income receivable	(13,828)
Due from Investment Adviser	(1,194,518)
Changes in operating liabilities:
Sub-administrative service fees payable	110,720
Accrued organizational expenses	2,435
Deferred income	(5,301)
Professional fees payable	151,029
Trustees' fees and expenses payable	(128)
Other accrued expenses and liabilities	12,779
Net cash provided by (used in) operating activities	(85,712)
Cash flows from financing activities:
Proceeds from issuance of common shares of beneficial interest, net of change in receivable for issuance of common shares of beneficial interest	14,943,100
Net cash provided by (used in) financing activities	14,943,100
Net increase (decrease) in cash and cash equivalents	14,857,388
Cash and cash equivalents, beginning of period	185,010
Cash and cash equivalents, end of period	$15,042,398
The accompanying notes are an integral part of these financial statements.

CARLYLE SECURED LENDING III
SCHEDULE OF INVESTMENTS
As of March 31, 2022
(unaudited)

Investments—non-controlled/non-affiliated (1)	Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)	Percentage of Net Assets
First Lien Debt (86.6% of fair value)
Ascend Buyer, LLC	(2)(3)(10)	Containers, Packaging & Glass	L + 5.75%	6.50%	9/30/2021	9/30/2028	$4,269	$4,182	$4,159	0.03%
Associations, Inc.	(2)(3)(10)	Construction & Building	L + 4.00%, 2.50% PIK	7.50%	7/2/2021	7/2/2027	8,318	8,240	8,100	0.05
DCA Investment Holding LLC	(2)(3)(10)	Healthcare & Pharmaceuticals	SOFR + 6.00%	6.75%	2/25/2022	4/3/2028	2,024	1,999	1,991	0.01
Dwyer Instruments, Inc	(2)(3)(10)	Capital Equipment	L + 5.50%	6.50%	7/21/2021	7/21/2027	8,164	8,010	8,141	0.05
Ellkay, LLC	(2)(3)(10)	Healthcare & Pharmaceuticals	L + 5.75%	6.75%	9/14/2021	9/14/2027	3,553	3,480	3,471	0.02
Flagship Intermediate Holdco, LLC	(2)(3)(9)(10)	Consumer Services	SOFR + 5.50%	6.50%	2/18/2022	2/18/2028	1,518	1,429	1,428	0.01
Hercules Borrower LLC	(2)(3)(10)	Environmental Industries	L + 5.50%	6.50%	9/10/2021	12/14/2026	932	896	870	0.01
Hoosier Intermediate, LLC	(2)(3)(10)	Healthcare & Pharmaceuticals	L + 5.50%	6.50%	11/15/2021	11/15/2028	4,000	3,905	3,923	0.03
Individual FoodService Holdings, LLC	(2)(3)	Wholesale	L + 6.25%	7.56%	1/6/2022	11/22/2025	4,860	4,772	4,840	0.03
Jeg's Automotive, LLC	(2)(3)(10)	Automotive	L + 5.75%	6.75%	12/22/2021	12/22/2027	3,835	3,739	3,762	0.02
LinQuest Corporation	(2)(3)(10)	Aerospace & Defense	L + 5.75%	6.50%	7/28/2021	7/28/2028	—	—	—	—
LVF Holdings, Inc.	(2)(3)(10)	Beverage, Food & Tobacco	L + 6.25%	7.82%	6/10/2021	6/10/2027	20,739	20,321	19,658	0.13
Material Holdings, LLC	(2)(3)(10)	Business Services	L + 5.75%	6.75%	8/19/2021	8/19/2027	—	—	—	—
Maverick Acquisition, Inc.	(2)(3)(10)	Aerospace & Defense	L + 6.00%	7.00%	6/1/2021	6/1/2027	21,926	21,498	20,911	0.14
Medical Manufacturing Technologies, LLC	(2)(3)(9)(10)	Healthcare & Pharmaceuticals	SOFR + 6.00%	7.00%	12/23/2021	12/23/2027	2,685	2,610	2,627	0.02
MMIT Holdings, LLC	(2)(3)(10)	High Tech Industries	L + 6.25%	7.25%	9/15/2021	9/15/2027	2,734	2,679	2,675	0.02
PF Atlantic Holdco 2, LLC	(2)(3)(10)	Hotel, Gaming & Leisure	L + 6.00%	7.00%	11/12/2021	11/12/2027	3,457	3,363	3,380	0.02
PXO Holdings I Corp.	(2)(3)(9)(10)	Chemicals, Plastics & Rubber	SOFR + 5.50%	6.25%	3/8/2022	3/8/2028	3,698	3,602	3,601	0.02
Quantic Electronics, LLC	(2)(3)(10)	Aerospace & Defense	L + 6.00%	7.00%	8/17/2021	3/1/2027	5,813	5,635	5,601	0.04
Smarsh Inc.	(2)(3)(9)(10)	Software	SOFR + 6.50%	7.25%	2/18/2022	2/18/2029	816	795	795	0.01
Trafigura Trading LLC	(2)(3)(8)(10)	Metals & Mining	L + 8.40%	9.37%	7/26/2021	7/18/2022	1,502	1,515	1,512	0.01
USALCO, LLC	(2)(3)	Chemicals, Plastics & Rubber	L + 6.00%	7.00%	10/19/2021	10/19/2027	4,988	4,894	4,837	0.03
Wineshipping.com LLC	(2)(3)(10)	Beverage, Food & Tobacco	L + 5.75%	6.75%	10/29/2021	10/29/2027	3,606	3,523	3,519	0.02
Yellowstone Buyer Acquisition, LLC	(2)(3)	Consumer Goods: Durable	L + 5.75%	6.75%	9/13/2021	9/13/2027	1,990	1,953	1,931	0.01
First Lien Debt Total								$113,040	$111,732	0.73%
Second Lien Debt (12.0% of fair value)
11852604 Canada Inc. (Canada)	(2)(3)(6)	Healthcare & Pharmaceuticals	L + 9.50% (100% PIK)	10.50%	9/30/2021	9/30/2028	$3,384	$3,309	$3,299	0.02%
AP Plastics Acquisition Holdings, LLC	(2)(3)	Chemicals, Plastics & Rubber	L + 7.50%	8.25%	8/10/2021	8/10/2029	10,000	9,741	10,010	0.06

CARLYLE SECURED LENDING III
SCHEDULE OF INVESTMENTS (Continued)
As of March 31, 2022
(unaudited)

Investments—non-controlled/non-affiliated (1)	Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)	Percentage of Net Assets
Blackbird Purchaser, Inc.	(2)(3)(10)	Capital Equipment	L + 7.50%	8.25%	12/14/2021	4/8/2027	$2,299	$2,241	$2,185	0.01%
Second Lien Debt Total								$15,291	$15,494	0.09%

Investments—non-controlled/non-affiliated (1)	Footnotes	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	Percentage of Net Assets
Equity Investments (1.4% of fair value)
Blackbird Holdco, Inc.	(7)	Capital Equipment	12/14/2021	2	$1,636	$1,644	0.01%
Buckeye Parent, LLC	(7)	Automotive	12/22/2021	44	44	44	—
GB Vino Parent, L.P.	(7)	Beverage, Food & Tobacco	10/29/2021	—	18	18	—
Pascal Ultimate Holdings, L.P	(7)	Capital Equipment	7/21/2021	4	36	36	—
Profile Holdings I, LP	(7)	Chemicals, Plastics & Rubber	3/8/2022	—	34	34	—
Equity Investments Total					$1,768	$1,776	0.01%
Total investments—non-controlled/non-affiliated					$130,099	$129,002	0.83%
Total investments					$130,099	$129,002	0.83%
(1)    Unless otherwise indicated, issuers of debt and equity investments held by Carlyle Secured Lending III (“the Company”) are domiciled in the United States. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of March 31, 2022, the Company does not “control” any of these portfolio companies. Under the Investment Company Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of March 31, 2022, the Company is not an “affiliated person” of any of these portfolio companies. Certain portfolio company investments are subject to contractual restrictions on sales.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR (“L”), the Secured Overnight Financing Rate (“SOFR”) or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of March 31, 2022. As of March 31, 2022, the reference rates for our variable rate loans were the 30-day LIBOR at 0.45%, the 90-day LIBOR at 0.96%, the 180-day LIBOR at 1.47%, the 30-day SOFR at 0.30%, and the 90-day SOFR at 0.68%.
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
(6)The Company has determined the indicated investments are non-qualifying assets under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.
(7)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act, unless otherwise noted. As of March 31, 2022, the aggregate fair value of these securities is $1,776, or 0.01% of the Company's net assets.
(8)The investment is secured by receivables purchased from the portfolio company, with an implied discount of 9.37%. The investment was made via a tranched participation arrangement between the purchaser of such receivables and the Company. The investment has a secondary priority behind the rights of such purchaser.
(9)Loans include a credit spread adjustment that ranges from 0.10% to 0.43%.

CARLYLE SECURED LENDING III
SCHEDULE OF INVESTMENTS (Continued)
As of March 31, 2022
(unaudited)

(10)As of March 31, 2022, the Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans:

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount	Fair Value
First and Second Lien Debt—unfunded delayed draw and revolving term loans commitments
Ascend Buyer, LLC	Revolver	0.50%	$357	$(9)
Associations, Inc.	Revolver	0.50	517	(13)
Blackbird Purchaser, Inc.	Delayed Draw	1.00	766	(28)
DCA Investment Holding LLC	Delayed Draw	1.00	473	(6)
Dwyer Instruments, Inc	Delayed Draw	1.00	5,486,059	—
Dwyer Instruments, Inc	Revolver	0.50	399	(1)
Ellkay, LLC	Revolver	0.50	446	(9)
Flagship Intermediate Holdco, LLC	Delayed Draw	1.00	3,000	(60)
Hercules Borrower LLC	Delayed Draw	1.00	1,065	(33)
Hoosier Intermediate, LLC	Revolver	0.50	1,000	(16)
Jeg's Automotive, LLC	Delayed Draw	1.00	833	(12)
Jeg's Automotive, LLC	Revolver	0.50	323	(5)
LinQuest Corporation	Delayed Draw	1.00	10,000,000	—
LVF Holdings, Inc.	Delayed Draw	1.00	2,335	(107)
LVF Holdings, Inc.	Revolver	0.50	554	(25)
Material Holdings, LLC	Delayed Draw	—	8,814	—
Maverick Acquisition, Inc.	Delayed Draw	1.00	2,339	(98)
Medical Manufacturing Technologies, LLC	Delayed Draw	1.00	1,033	(15)
Medical Manufacturing Technologies, LLC	Revolver	0.50	202	(3)
MMIT Holdings, LLC	Revolver	0.50	245	(5)
PF Atlantic HoldCo 2, LLC	Delayed Draw	0.80	1,190	(18)
PF Atlantic HoldCo 2, LLC	Revolver	0.50	345	(5)
PXO Holdings I Corp.	Delayed Draw	1.00	822	(17)
PXO Holdings I Corp.	Revolver	0.50	329	(7)
Quantic Electronics, LLC	Delayed Draw	1.00	4,143	(88)
Smarsh Inc.	Delayed Draw	1.00	204	(4)
Smarsh Inc.	Revolver	0.50	51	(1)
Trafigura Trading LLC	Revolver	0.50	1,960	(15)
Wineshipping.com LLC	Delayed Draw	1.00	497	(10)
Wineshipping.com LLC	Revolver	0.50	358	(7)
Total unfunded commitments			$15,520,659	$(617)

CARLYLE SECURED LENDING III
SCHEDULE OF INVESTMENTS (Continued)
As of March 31, 2022
(unaudited)

As of March 31, 2022, investments at fair value consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value
First Lien Debt	$113,040	$111,732	86.6%
Second Lien Debt	15,291	15,494	12.0
Equity Investments	1,768	1,776	1.4
Total	$130,099	$129,002	100.0%
The rate type of debt investments at fair value as of March 31, 2022 was as follows:

Rate Type	Amortized Cost	Fair Value	% of Fair Value of First and Second Lien Debt
Floating Rate	$128,331	$127,226	100.0%
Fixed Rate	—	—	—
Total	$128,331	$127,226	100.0%

The industry composition of investments at fair value as of March 31, 2022 was as follows:

Industry	Amortized Cost	Fair Value	% of Fair Value
Aerospace & Defense	$27,133	$26,512	20.5%
Automotive	3,783	3,806	3.0
Beverage, Food & Tobacco	23,862	23,195	17.9
Business Services	—	—	—
Capital Equipment	11,923	12,006	9.3
Chemicals, Plastics & Rubber	18,271	18,482	14.3
Construction & Building	8,240	8,100	6.3
Consumer Goods: Durable	1,953	1,931	1.5
Consumer Services	1,429	1,428	1.1
Containers, Packaging & Glass	4,182	4,159	3.2
Environmental Industries	896	870	0.7
Healthcare & Pharmaceuticals	15,303	15,311	11.9
High Tech Industries	2,679	2,675	2.1
Hotel, Gaming & Leisure	3,363	3,380	2.6
Metals & Mining	1,515	1,512	1.2
Software	795	795	0.6
Wholesale	4,772	4,840	3.8
Total	$130,099	$129,002	100.0%

CARLYLE SECURED LENDING III
SCHEDULE OF INVESTMENTS (Continued)
As of March 31, 2022
(unaudited)

The geographical composition of investments at fair value as of March 31, 2022 was as follows:

Geography	Amortized Cost	Fair Value	% of Fair Value
Canada	$3,309	$3,299	2.6%
United States	126,790	125,703	97.4
Total	$130,099	$129,002	100.0%
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

CARLYLE SECURED LENDING III
SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2021

(6)As of December 31, 2021, the Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans:

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount	Fair Value
First and Second Lien Debt—unfunded delayed draw and revolving term loans commitments
Ascend Buyer, LLC	Revolver	0.50%	$357	$(6)
Associations, Inc.	Revolver	0.50	517	—
Blackbird Purchaser, Inc.	Delayed Draw	1.00	766	(15)
Dwyer Instruments, Inc	Delayed Draw	1.00	5,486,059	—
Dwyer Instruments, Inc	Revolver	0.50	274	(1)
Ellkay, LLC	Revolver	0.50	446	(9)
Hercules Borrower LLC	Delayed Draw	1.00	1,802	(38)
Hoosier Intermediate, LLC	Revolver	0.50	1,000	(20)
Individual Foodservice Holdings, LLC	Delayed Draw	1.00	4,872	—
Jeg's Automotive, LLC	Delayed Draw	1.00	833	(17)
Jeg's Automotive, LLC	Revolver	0.50	417	(8)
LinQuest Corporation	Delayed Draw	1.00	10,000,000	—
LVF Holdings, Inc.	Delayed Draw	1.00	2,335	(58)
LVF Holdings, Inc.	Revolver	0.50	730	(18)
Material Holdings, LLC	Delayed Draw	—	8,814	—
Maverick Acquisition, Inc.	Delayed Draw	1.00	2,339	(50)
Medical Manufacturing Technologies, LLC	Delayed Draw	1.00	1,033	(21)
Medical Manufacturing Technologies, LLC	Revolver	0.50	233	(4)
MMIT Holdings, LLC	Revolver	0.50	214	(5)
PF Atlantic HoldCo 2, LLC	Delayed Draw	0.75	1,190	(24)
PF Atlantic HoldCo 2, LLC	Revolver	0.50	345	(7)
Quantic Electronics, LLC	Delayed Draw	1.00	4,143	(53)
Trafigura Trading LLC	Revolver	0.50	2,695	(46)
Wineshipping.com LLC	Delayed Draw	1.00	497	(10)
Wineshipping.com LLC	Revolver	0.50	358	(7)
Total unfunded commitments			$15,522,269	$(417)
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

CARLYLE SECURED LENDING III
NOTES TO FINANCIAL STATEMENTS (unaudited)
As of March 31, 2022

1. ORGANIZATION
Carlyle Secured Lending III (the “Company” or “CSL III”) is a Delaware statutory trust that was formed on February 8, 2021 and commenced operations on May 28, 2021 (“Commencement”). The Company is structured as an externally managed, non-diversified closed-end investment company. The Company has elected to be regulated as a business development company (a “BDC”) under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”). In addition, for federal income tax purposes, the Company intends to elect to be treated, and to comply with the requirements to qualify annually, as a regulated investment company (a “RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (together with the rules and regulations promulgated thereunder, the “Code”) beginning with the year ending December 31, 2022 as well as maintain such election in future taxable years. However, there is no guarantee that the Company will qualify to make such an election for any taxable year. For the initial tax year ended December 31, 2021, the Company was taxed as a regular C Corporation.
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
On February 24, 2022, the Company completed its initial closing of capital commitments (the “Initial Closing”).
The Company is an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012.
The Company is externally managed by CSL III Advisor, LLC (together with its successors, the “Investment Adviser”), an investment adviser registered with the U.S. Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940, as amended. Carlyle Global Credit Administration L.L.C. (the “Administrator”) provides the administrative services necessary for the Company to operate. Both the Investment Adviser and Administrator are consolidated subsidiaries of Carlyle Investment Management L.L.C., a subsidiary of The Carlyle Group Inc. (together with its affiliates and consolidated subsidiaries (other than portfolio companies of its affiliated funds), “Carlyle”), a global investment firm publicly traded on the Nasdaq Global Select Market under the symbol “CG”. Refer to the sec.gov website for further information on Carlyle.
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
The interim financial statements have been prepared in accordance with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. Accordingly, certain disclosures accompanying the annual financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments considered necessary for the fair presentation of financial statements for the interim periods presented have been included. These adjustments are of a normal, recurring nature. This Form 10-Q should be read in conjunction with the Company’s annual report on Form 10-K for the period ended December 31, 2021. The results of operations for the periods presented are not necessarily indicative of the operating results to be expected for the full year.
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
Cash and Cash Equivalents
Cash and cash equivalents consist of demand deposits and highly liquid investments (e.g., money market funds, U.S. treasury notes) with original maturities of three months or less. Cash equivalents are carried at amortized cost, which approximates fair value. The Company’s cash and cash equivalents are held with one large financial institution and cash held in such financial institution may, at times, exceed the Federal Deposit Insurance Corporation insured limit. As of March 31, 2022 and December 31, 2021, the Company had no restricted cash balance.
Revenue Recognition
Interest from Investments and Realized Gain/Loss on Investments
Interest income is recorded on an accrual basis and includes the accretion of discounts and amortization of premiums. Discounts from and premiums to par value on debt investments purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method. The amortized cost of debt investments represents the original cost, including origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion of discounts and amortization of premiums, if any. The Company may have delayed draw loans in its portfolio with original issue discount (“OID”) interest received at origination. OID received prior to funding on delayed draw loans is included in deferred income in the Statements of Assets and Liabilities. This amount is recorded and accreted into interest income over the life of the respective security using the effective interest method. At time of exit, the realized gain or loss on an investment is the difference between the amortized cost at time of exit and the cash received at exit using the specific identification method.
The Company may have loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in interest income in the Statement of Operations. As of March 31, 2022 and December 31, 2021, the fair value of the loans in the portfolio with PIK provisions was $11,399 and $11,497 respectively, which represented approximately 8.8% and 9.9%, respectively, of total investments at fair value. For the three month period ended March 31, 2022, the Company earned $183 in PIK income, included in interest income in the Statement of Operations.
Other Income
Other income may include income such as consent, waiver, amendment, unused, underwriting, arranger and prepayment fees associated with the Company’s investment activities as well as any fees for managerial assistance services rendered by the Company to the portfolio companies. Such fees are recognized as income when earned or the services are rendered. The Company may receive fees for guaranteeing the outstanding debt of a portfolio company. Such fees are amortized into other income over the life of the guarantee. The unamortized amount, if any, is included in other assets in the accompanying Statements of Assets and Liabilities. For the three month period ended March 31, 2022, the Company earned $38,780 in other income, primarily from unused fees.
Non-Accrual Income
Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest are paid current and, in management’s judgment, are likely to remain current. Management may determine not to place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of March 31, 2022, there were no first or second lien debt investments on non-accrual status.
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
The Company’s offering costs will be amortized over the twelve months beginning on Commencement. The Investment Advisor has incurred $2,085,249 of Organizational and Offering Costs as of March 31, 2022, of which $228,312 would be reimbursable by the Company as of March 31, 2022 subject to the Reimbursement Agreement (as defined below) and included in accrued organizational expenses and deferred offering costs payable in the accompanying Statements of Assets and Liabilities. For the three month period ended March 31, 2022, organizational expense and offering cost expense amounted to $2,435 and $34,629, respectively.

Income Taxes
We were taxed as a regular C Corporation for the initial tax year ended December 31, 2021. Beginning with the year ending December 31, 2022, for federal income tax purposes, the Company intends to elect to be treated as a RIC under the Code, and intends to make the required distributions to its shareholders as specified therein. In order to qualify as a RIC, the Company must, among other things, meet certain minimum distribution, source-of-income and asset diversification requirements. If such requirements are met, then the Company is generally required to pay income taxes only on the portion of its taxable income and gains it does not distribute.
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
In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the financial statements as of March 31, 2022 and December 31, 2021.

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
Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur. For the three month period ended March 31, 2022, there were no transfers between levels.
The following tables summarize the Company’s investments measured at fair value on a recurring basis by the above fair value hierarchy levels as of March 31, 2022 and December 31, 2021:

	March 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
First Lien Debt	$—	$—	$111,732	$111,732
Second Lien Debt	—	—	15,494	15,494
Equity Investments	—	—	1,776	1,776
Total	$—	$—	$129,002	$129,002

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
First Lien Debt	$—	$—	$98,937	$98,937
Second Lien Debt	—	—	15,507	15,507
Equity Investments	—	—	1,675	1,675
Total	$—	$—	$116,119	$116,119
The changes in the Company’s investments at fair value for which the Company has used Level 3 inputs to determine fair value and net change in unrealized appreciation (depreciation) included in earnings for Level 3 investments still held are as follows:

	Financial Assets
	For the three month period ended March 31, 2022
	First Lien Debt	Second Lien Debt	Equity Investments	Total
Balance, beginning of period	$98,937	$15,507	$1,675	$116,119
Purchases	15,201	88	93	15,382
Paydowns	(1,182)	—	—	(1,182)
Accretion of discount	103	13	—	116
Net change in unrealized appreciation (depreciation)	(1,327)	(114)	8	(1,433)
Balance, end of period	$111,732	$15,494	$1,776	$129,002
Net change in unrealized appreciation (depreciation) included in earnings related to investments still held at the reporting date included in net change in unrealized appreciation (depreciation) on investments on the Statement of Operations	$(1,327)	$(114)	$8	$(1,433)

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

The following tables summarize the quantitative information related to the significant unobservable inputs for Level 3 instruments which are carried at fair value as of March 31, 2022 and December 31, 2021:

	Fair Value as of March 31, 2022	Valuation Techniques	Significant Unobservable Inputs	Range
				Low	High	Weighted Average
Investments in First Lien Debt	$104,397	Discounted Cash Flow	Discount Rate	6.94%	8.46%	7.81%
	7,335	Consensus Pricing	Indicative Quotes	98.00%	99.25%	98.26%
Total First Lien Debt	111,732
Investments in Second Lien Debt	15,494	Discounted Cash Flow	Discount Rate	9.10%	10.92%	9.52%
Total Second Lien Debt	15,494
Investments in Equity	1,776	Income Approach	Discount Rate	13.72%	13.72%	13.72%
Total Equity Investments	1,776
Total Level 3 Investments	$129,002

	Fair Value as of December 31, 2021	Valuation Techniques	Significant Unobservable Inputs	Range
				Low	High	Weighted Average
Investments in First Lien Debt	$84,687	Discounted Cash Flow	Discount Rate	6.82%	7.98%	7.61%
	14,250	Consensus Pricing	Indicative Quotes	98.00%	99.25%	98.07%
Total First Lien Debt	98,937
Investments in Second Lien Debt	13,269	Discounted Cash Flow	Discount Rate	9.05%	10.75%	9.46%
	2,238	Consensus Pricing	Indicative Quotes	98.00%	98.00%	98.00%
Total Second Lien Debt	15,507
Investments in Equity	1,675	Income Approach	Discount Rate	15.69%	15.69%	15.69%
Total Equity Investments	1,675
Total Level 3 Investments	$116,119
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

Expense Support and Conditional Reimbursement Agreement

On May 13, 2022, the Company entered into an Expense Support and Conditional Reimbursement Agreement (the “Reimbursement Agreement”) with the Investment Adviser. Under the Reimbursement Agreement, the Investment Adviser shall pay other operating expenses of the Company on the Company’s behalf (the “Required Expense Payment”) such that other operating expenses of the Company do not exceed 0.125% (0.50% on annualized basis) (the “Expense Limitation”) (i) of the Company’s total investments at amortized cost, excluding cash and cash equivalents, as of the end of the applicable calendar quarter with respect to any such quarter after the first calendar quarter for which the total investments at amortized cost exceeds $150 million, and (ii) of the average of the Company’s total investments at amortized cost, excluding cash and cash equivalents, as of the beginning of the applicable calendar quarter and as of the end of such calendar quarter with respect to any calendar quarter up to and including the first calendar quarter for which the total investments at amortized cost exceeds $150 million. For any calendar quarter prior to March 31, 2022 (the “Effective Date” and any such quarter, a “Prior Quarter”), the Adviser shall make a Required Expense Payment as if the Expense Limitation had been in effect for such quarter. The Adviser’s obligation to make a Required Expense Payment with respect to a Prior Quarter shall become a liability of the Adviser and the Company’s right to receive a Required Expense Payment shall be an asset of the Company commencing only on and as of the Effective Date.

Other operating expenses means the Company’s organization and offering expenses, professional fees, trustee fees, administration fees, and other general and administrative expenses, all as determined in accordance with U.S. GAAP, and shall include the Company’s allocable portion of compensation, overhead (including rent, office equipment and utilities) and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement. Other operating expenses shall include disbursements made by the Investment Adviser that if made by the Company would constitute an other operating expense and does not include management fees, incentive fees and interest expense.

The Company has agreed to reimburse the Investment Adviser in the amount of all Required Expense Payments made by the Investment Adviser subject to the limitation that a reimbursement will be made by the Company only if and to the extent that (i) it is made not more than three years from the date on which the applicable Required Expense Payment became an obligation of the Investment Adviser; and (ii) the Investment Adviser reimbursement does not cause the Company’s total other operating expenses during the applicable quarter to exceed the Expense Limitation.

As of March 31, 2022, the estimated amount subject to reimbursement by the Company to the Investment Adviser under the agreement was $1,194,518, of which $1,194,518 relates to waivers and reimbursements related to expenses incurred from Commencement through March 31, 2022. There have been no Required Expense Payments made by the Company as of March 31, 2022. All amounts eligible for recovery by the Adviser at March 31, 2022 will expire three years after the first Required Expense Payment.
Administration Agreement
On June 21, 2021, the Company entered into an administration agreement (the “Administration Agreement”) with the Administrator. Pursuant to the Administration Agreement, the Administrator furnishes the Company with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities. Under the Administration Agreement, the Administrator also performs, or oversees the performance of, our required administrative services, which include, among other things, providing assistance in accounting, legal, compliance, operations, technology and investor relations, and being responsible for the financial records that the Company is required to maintain and preparing reports to the Company’s shareholders and reports filed with the SEC. Payments under the Administration Agreement are equal to an amount that reimburses the Administrator for its costs and expenses and the Company’s allocable portion of overhead incurred by the Administrator in performing its obligations under the Administration Agreement, including the Company’s allocable portion of the compensation paid to or compensatory distributions received by the Company’s officers (including the Chief Compliance Officer, Chief Financial Officer and Treasurer) and their respective staff who provide services to the Company, operations staff who provide services to the Company, and internal audit staff in their role of performing the internal control assessment under the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). Reimbursement under the Administration Agreement occurs quarterly in arrears.
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

For the three month period ended March 31, 2022, the Company did not incur fees under the Administration Agreement. As of March 31, 2022 and December 31, 2021, $89,185 and $89,185, respectively, was unpaid and included in administrative service fees payable in the accompanying Statements of Assets and Liabilities.
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
For the three month period ended March 31, 2022, fees incurred in connection with the State Street Sub-Administration Agreement and the DST Sub-Administration Agreement amounted to $110,720. These fees are included in sub-administrative service fees in the accompanying Statement of Operations. As of March 31, 2022 and December 31, 2021, $191,288 and $80,568, respectively, was unpaid and included in sub-administrative service fees payable in the accompanying Statements of Assets and Liabilities.
Placement Fees
On June 21, 2021, the Company entered into a placement fee arrangement with TCG Capital Markets L.L.C. (“TCG”), a licensed broker dealer and an affiliate of the Investment Adviser, which may require shareholders to pay a placement fee to TCG for TCG’s services.
For the three month period ended March 31, 2022, TCG did not earn placement fees from the Company’s shareholder in connection with the issuance or sale of common shares of beneficial interest of the Company.
Board of Trustees
The Company’s Board of Trustees currently consists of eight members, five of whom are independent trustees. The Board of Trustees has established an audit committee and a pricing committee of the Board of Trustees, and may establish additional committees in the future. For the three month period ended March 31, 2022, the Company incurred $98,372 in fees and expenses associated with its Independent Trustees’ services on the Company's Board of Trustees and its committees. These fees are included in trustees’ fees and expenses in the accompanying Statement of Operations. As of March 31, 2022 and December 31, 2021, $184,525 and $184,653, respectively, was unpaid and included in trustees’ fees and expenses payable in the accompanying Statements of Assets and Liabilities.
5. COMMITMENTS AND CONTINGENCIES

In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnification or warranties. Future events could occur that lead to the execution of these provisions against the Company. The Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the financial statements as of March 31, 2022 and December 31, 2021 for any such exposure.

The Company currently is and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments. The Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of the indicated dates:

	Par Value as of
	March 31, 2022	December 31, 2021
Unfunded delayed draw commitments	$15,513,573	$15,514,683
Unfunded revolving commitments	7,086	7,586
Total unfunded commitments	$15,520,659	$15,522,269
6. NET ASSETS
In connection with its formation, the Company has the authority to issue an unlimited number of common shares of beneficial interest of the Company, par value $0.001 per share (“Shares”).
The following table summarizes capital activity during the three month period ended March 31, 2022:

	Common Shares of Beneficial Interest		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount
Balance, beginning of period	5,000	$5	$99,995	$(728,808)	$329	$(628,479)
Common shares of beneficial interest issued	761,040	761	15,220,039	—	—	15,220,800
Net investment income (loss)	—	—	—	830,846	—	830,846
Net change in unrealized appreciation (depreciation) on investments and non-investment assets and liabilities	—	—	—	—	(1,434)	(1,434)
Balance, end of period	766,040	$766	$15,320,034	$102,038	$(1,105)	$15,421,733

    The following table summarizes total Shares issued and proceeds related to capital activity during the three month period ended March 31, 2022.

	Shares Issued	Proceeds
March 31, 2022	761,040	$15,220,800
Total	761,040	$15,220,800

Capital transactions during the period from Commencement to March 31, 2022 were executed at an offering price at a premium to net asset value in order to effect a reallocation of previously incurred expenses to investors. Such transactions increased net asset value by $83.93 per share for the period from Commencement to March 31, 2022.

The Company computes earnings per Share in accordance with ASC 260, Earnings Per Share. Basic earnings per Share were calculated by dividing net increase (decrease) in net assets resulting from operations attributable to the Company by the weighted-average number of Shares outstanding for the period.
Basic and diluted earnings per Share were as follows:

For the three month period ended
March 31, 2022
Net increase (decrease) in net assets resulting from operations	$829,412
Weighted-average Shares outstanding	13,400
Basic and diluted earnings per common Share	$61.90

7. FINANCIAL HIGHLIGHTS
The following is a schedule of financial highlights for the three month period ended March 31, 2022:

For the three month period ended
March 31, 2022
Per Share Data:
Net asset value per Share, beginning of period	$(125.70)
Net investment income (loss) (1)	62.00
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments and non-investment assets and liabilities	(0.10)
Net increase (decrease) in net assets resulting from operations	61.90
Effect of offering price of subscriptions(2)	83.93
Net asset value per Share, end of period	$20.13
Number of Shares outstanding, end of period	766,040
Total return based on net asset value (3)	(116.01)%
Net assets, end of period	$15,421,733
Ratio to average net assets (4):
Expenses before incentive fees and waivers and reimbursements of expenses	5.54%
Expenses after incentive fees excluding waivers and reimbursements of expenses	5.54%
Expenses after incentive fees and waivers and reimbursements of expenses	(10.61)%
Net investment income (loss)	11.23%
Ratios/Supplemental Data:
Portfolio turnover	0.99%
Total committed capital, end of period	$152,308,000
Ratio of total contributed capital to total committed capital, end of period	10.06%
Weighted-average Shares outstanding	13,400
(1)Net investment income (loss) per Share was calculated as net investment income (loss) for the period divided by the weighted average number of Shares outstanding for the period.
(2)Increase is due to the offering price of subscriptions during the period (See Note 6).
(3)Total return based on net asset value (not annualized) is based on the change in net asset value per Share during the period divided by the beginning net asset value for the period.
(4)These ratios to average net assets have not been annualized.
8. LITIGATION
The Company may become party to certain lawsuits in the ordinary course of business. The Company does not believe that the outcome of current matters, if any, will materially impact the Company or its financial statements. As of March 31, 2022 and December 31, 2021, the Company was not subject to any material legal proceedings, nor, to the Company’s knowledge, is any material legal proceeding threatened against the Company.
In addition, portfolio investments of the Company could be the subject of litigation or regulatory investigations in the ordinary course of business. The Company does not believe that the outcome of any current contingent liabilities of its portfolio investments, if any, will materially affect the Company or these financial statements.
9. TAX
The Company has not recorded a liability for any uncertain tax positions pursuant to the provisions of ASC 740, Income Taxes, as of March 31, 2022.
In the normal course of business, the Company is subject to examination by federal and certain state, local and foreign tax regulators. As of March 31, 2022, the Company has not yet filed any tax returns and therefore is not yet subject to examination.

The Company’s taxable income for each period is an estimate and will not be finally determined until the Company files its tax return for each year. Therefore, the final taxable income earned in each period and carried forward for distribution in the following period, may be different than this estimate. The Company has not had any distributions since inception.
10. SUBSEQUENT EVENTS
The Company entered into a senior secured revolving credit agreement on April 22, 2022 (the “Subscription Facility”). The Subscription Facility provides for secured borrowings of $45,000,000. The maximum principal amount is subject to availability under the Subscription Facility, which is based on certain of the Company’s investor equity capital commitments and a percentage determined in the lender’s reasonable discretion to account for foreign exchange volatility. The Subscription Facility has a maturity date of April 22, 2024. The Company may borrow amounts in U.S. Dollars or certain other permitted currencies. Borrowings under the Subscription Facility bear interest currently at SOFR plus an applicable spread of 2.40% per year. The Company also pays a fee of 0.40% per year on undrawn amounts under the Subscription Facility.
Subject to certain exceptions, the Subscription Facility is secured by a first lien security interest in the Company’s unfunded investor equity capital commitments. The Subscription Facility includes customary covenants, certain limitations on the incurrence of additional indebtedness and liens, and other maintenance covenants, as well as usual and customary events of default for senior secured revolving credit facilities of this nature.
Subsequent to March 31, 2022, the Company borrowed $13,500,000 under the Subscription Facility to fund investment acquisitions.
Subsequent events have been evaluated through the date the financial statements were issued. Except as noted above, there have been no subsequent events that require recognition or disclosure through the date the financial statements were issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
We have included or incorporated by reference in this Quarterly Report on Form 10-Q (“Form 10-Q”), and from time to time our management may make, “forward-looking statements”. These forward-looking statements are not historical facts, but instead relate to future events or the future performance or financial condition of Carlyle Secured Lending III (“we,” “us,” “our,” “CSL III” or the “Company”). These statements are based on current expectations, estimates and projections about us, our current or prospective portfolio investments, our industry, our beliefs, and our assumptions. The forward-looking statements contained in this Form 10-Q involve a number of risks and uncertainties, including statements concerning:
•our ability to replicate the historical success of The Carlyle Group Inc. (together with its affiliates and consolidated subsidiaries (other than portfolio companies of its affiliated funds), “Carlyle”) or the historical performance of other business development companies (“BDCs”) managed by Carlyle;
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
•our ability to maintain our status as a BDC; and
•our ability to satisfy the requirements of a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

We use words such as “anticipates,” “believes,” “expects,” “intends,” “will,” “should,” “may,” “plans,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “targets,” “projects,” “outlook,” “potential,” “predicts” and variations of these words and similar expressions to identify forward-looking statements, although not all forward-looking statements include these words. Our actual results and condition could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in this Form 10-Q.
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
OVERVIEW
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Part I, Item 1 of this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to those described in “Risk Factors” in Part I, Item 1A of our 2021 Annual Report on Form 10-K. Our actual results could differ materially from those anticipated by such forward-looking statements due to factors discussed under “Risk Factors” in our 2021 Annual Report on Form 10-K and “Cautionary Statements Regarding Forward-Looking Statements” appearing elsewhere in this Quarterly Report on Form 10-Q.
We were formed on February 8, 2021 as a Delaware statutory trust and commenced operations on May 28, 2021 (“Commencement”). We are structured as an externally managed, non-diversified closed-end investment company. We have elected to be regulated as a BDC under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”). We intend to elect to be treated, and intend to comply with the requirements to qualify annually, as a RIC under Subchapter M of the Code beginning with the year ending December 31, 2022. We were taxed as a regular C Corporation for the initial tax year ended December 31, 2021.
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
Expenses
Our primary operating expenses, subject to the terms of the Expense Support and Conditional Reimbursement Agreement with our Investment Adviser (the “Reimbursement Agreement”), include the payment of: (i) investment advisory fees, including management fees and incentive fees, to our Investment Adviser pursuant to an investment advisory agreement (the “Investment Advisory Agreement”) between us and our Investment Adviser; (ii) costs and other expenses and our allocable portion of overhead incurred by our Administrator in performing its administrative obligations under an administration agreement (the “Administration Agreement”) between us and our Administrator; and (iii) other operating expenses as detailed below:

•our organizational expenses and offering costs relating to the offering of the Company’s common shares of beneficial interest, par value $0.001 per share (the “Shares”) incurred on or prior to the Final Closing Date (collectively, the “Organizational and Offering Costs”) (the amount of Organizational and Offering Costs in excess of 0.15% of our total capital commitments to be paid by our Investment Adviser and the offering costs to be amortized over the 12 months beginning on Commencement; to the extent the Company’s total capital commitments later increase, the Investment Adviser or its affiliates may be reimbursed by the Company for past payments of excess Organizational and Offering Costs made on the Company’s behalf provided that the total Organizational and Offering Costs borne by the Company do not exceed 0.15% of total capital commitments and provided further that the Investment Adviser or its affiliates may not be reimbursed for payment of excess Organizational and Offering Costs that were incurred more than three years prior to the proposed reimbursement);
•the costs associated with any offerings of our Shares incurred after the final closing date, which will occur no later than twelve months following February 24, 2022, the first date on which we accepted subscriptions from unaffiliated investors for our Shares issued in our Private Offering; provided, that the Board of Trustees may extend the final closing date by up to an additional one-year period in its discretion (such date, as extended, the “Final Closing Date”);
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
Our operating expenses are subject to the terms of the Reimbursement Agreement with the Investment Adviser. See Note 4 to the financial statements included in Part I, Item 1 of this Form 10-Q for more information on the Reimbursement Agreement

We expect our general and administrative expenses to be relatively stable or to decline as a percentage of total assets during periods of asset growth and to increase during periods of asset declines.
PORTFOLIO AND INVESTMENT ACTIVITY
Below is a summary of certain characteristics of our investment portfolio as of March 31, 2022 and December 31, 2021.

	As of
	March 31, 2022	December 31, 2021
Number of investments	32	26
Number of portfolio companies	27	22
Number of industries	17	14
Percentage of total investment fair value:
First Lien Debt	86.6%	85.2%
Second Lien Debt	12.0%	13.4%
Total secured debt	98.6%	98.6%
Equity investments	1.4%	1.4%
Percentage of debt investment fair value:
Floating rate (1)	100.0%	100.0%
Fixed interest rate	—%	—%
(1) Primarily subject to interest rate floors.
Our investment activity for the three month period ended March 31, 2022 is presented below (information presented herein is at amortized cost unless otherwise indicated):

For the three month period ended
March 31, 2022
Investments:
Total investments, beginning of period	$115,783
New investments purchased	15,382
Net accretion of discount on investments	116
Investments sold or repaid	(1,182)
Total Investments, end of period	$130,099
Principal amount of investments funded:
First Lien Debt	$15,524
Second Lien Debt	88
Total	$15,612
Principal amount of investments sold or repaid:
First Lien Debt	$(1,184)
Total	$(1,184)
Number of new funded investments	5
Average amount of new funded investments	$1,611
Percentage of new funded debt investments at floating interest rates	100%
Percentage of new funded debt investments at fixed interest rates	—%

As of March 31, 2022 and December 31, 2021, investments consisted of the following:

	March 31, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First Lien Debt	$113,040	$111,732	$98,918	$98,937
Second Lien Debt	15,291	15,494	15,190	15,507
Equity Investments	1,768	1,776	1,675	1,675
Total	$130,099	$129,002	$115,783	$116,119
The weighted average yields (1) for our first and second lien debt, based on the amortized cost and fair value as of March 31, 2022 and December 31, 2021, were as follows:

	March 31, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First Lien Debt	7.54%	7.63%	7.44%	7.44%
Second Lien Debt	9.32%	9.20%	9.32%	9.13%
First and Second Lien Debt Total	7.76%	7.83%	7.70%	7.68%

(1)Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of March 31, 2022 and December 31, 2021. Weighted average yield on debt and income producing securities at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of original issue discount ("OID") and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at fair value included in such securities. Weighted average yield on debt and income producing securities at amortized cost is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at amortized cost included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented above.
Total weighted average yields (which includes the effect of accretion of discount and amortization of premiums) of our first and second lien debt investments as measured on an amortized cost basis increased slightly from 7.70% to 7.76% from December 31, 2021 to March 31, 2022.
As of March 31, 2022 and December 31, 2021, all of our first and second lien debt investments were performing and current on their interest payments. See the Schedule of Investments as of March 31, 2022 and December 31, 2021 in our financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on our investments, including a list of companies and type and amount of investments.
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

Our Investment Adviser monitors and, when appropriate, changes the risk ratings assigned to each debt investment in our portfolio. Our Investment Adviser reviews our investment ratings in connection with our quarterly valuation process. The below table summarizes the Internal Risk Ratings assigned as of March 31, 2022 and December 31, 2021.

	March 31, 2022		December 31, 2021
	Fair Value	% of Fair Value	Fair Value	% of Fair Value
(dollar amounts in millions)
Internal Risk Rating 1	$—	—%	$—	—%
Internal Risk Rating 2	127,226	100.0	114,444	100.0
Internal Risk Rating 3	—	—	—	—
Internal Risk Rating 4	—	—	—	—
Internal Risk Rating 5	—	—	—	—
Total	$127,226	100.0%	$114,444	100.0%
As of March 31, 2022 and December 31, 2021, the weighted average Internal Risk Rating of our debt investment portfolio was 2.0 and 2.0, respectively, and none of our debt investments were assigned an Internal Risk Rating of 4-5.
RESULTS OF OPERATIONS
For the three month period ended March 31, 2022
The net increase or decrease in net assets from operations may vary substantially from period to period as a result of various factors, including the recognition of realized gains and losses and net change in unrealized appreciation and depreciation. As a result, quarterly comparisons may not be meaningful.
Investment Income
Investment income for the three month period ended March 31, 2022 was as follows:

For the three month period ended
March 31, 2022
First Lien Debt	$45,898
Second Lien Debt	344
Equity Investments	49
Total investment income	$46,291

Interest income on our first and second lien debt investments is dependent on the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of March 31, 2022, there were no first or second lien debt investments on non-accrual status.
Net investment income for the three month period ended March 31, 2022 was as follows:

For the three month period ended
March 31, 2022
Total investment income	$46,291
Expenses after waivers and reimbursements of expenses	(784,555)
Net investment income (loss)	$830,846
Expenses
Expenses for the three month period ended March 31, 2022 comprised the following:

For the three month period ended
March 31, 2022
Organizational expenses	$2,435
Offering costs	34,629
Professional fees	151,028
Sub-administrative service fees	110,720
Trustees’ fees and expenses	98,372
Other general and administrative	12,779
Total expenses	$409,963
Less waivers and reimbursements of expenses (Note 4)	(1,194,518)
Expenses after waivers and reimbursements of expenses	$(784,555)
Organizational expenses and offering costs include expenses incurred in the initial formation of the Company and in the offering of the Shares incurred on or prior to the Final Closing Date. Professional fees include legal, rating agencies, audit, tax, valuation, technology and other professional fees incurred related to the management of the Company. Administrative service fees represent fees paid to the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the administration agreement, including our allocable portion of the cost of certain of our executive officers and their respective staff. Sub-administrative service fees represent fees paid to State Street Bank and Trust Company (“State Street”) pursuant to a sub-administration agreement, dated as of June 30, 2021, between our Administrator and State Street and fees paid to DST Asset Manager Solutions, Inc. (“DST”) pursuant to a sub-administration agreement, dated as of March 17, 2021, between our Administrator and DST. Other general and administrative expenses include insurance, filing, research, subscriptions, and other costs. Waivers and reimbursement of expenses represents the amounts reimbursed by the Investment Adviser pursuant to the Reimbursement Agreement.
Net Change in Unrealized Appreciation (Depreciation) on Investments
During the three month period ended March 31, 2022, we recorded a change in unrealized appreciation on 7 investments totaling approximately $205 and a change in unrealized depreciation on 18 investments of approximately $1,638.

Net realized gain (loss) and net change in unrealized appreciation (depreciation) for the three month period ended March 31, 2022 were as follows:

For the three month period ended
March 31, 2022
Net realized gain (loss) on investments	$—
Net change in unrealized appreciation (depreciation) on investments	(1,433)
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments	$(1,433)
Net realized gain (loss) and net change in unrealized appreciation (depreciation) by the type of investments for the three month period ended March 31, 2022 were as follows:

	For the three month period ended
	March 31, 2022
	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)
First Lien Debt	$—	$(1,327)
Second Lien Debt	—	(114)
Equity Investments	—	8
Total	$—	$(1,433)

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
The Company entered into a senior secured revolving credit agreement on April 22, 2022 (the “Subscription Facility”). The Subscription Facility provides for secured borrowings of $45,000. The maximum principal amount is subject to availability under the Subscription Facility, which is based on certain of the Company’s investor equity capital commitments and a percentage determined in the lender’s reasonable discretion to account for foreign exchange volatility. The Subscription Facility has a maturity date of April 22, 2024. The Company may borrow amounts in U.S. Dollars or certain other permitted currencies. Borrowings under the Subscription Facility bear interest currently at SOFR plus an applicable spread of 2.40% per year. The Company also pays a fee of 0.40% per year on undrawn amounts under the Subscription Facility.
Subject to certain exceptions, the Subscription Facility is secured by a first lien security interest in the Company’s unfunded investor equity capital commitments. The Subscription Facility includes customary covenants, certain limitations on the incurrence of additional indebtedness and liens, and other maintenance covenants, as well as usual and customary events of default for senior secured revolving credit facilities of this nature.

Equity Activity
Shares issued as of March 31, 2022 and December 31, 2021 were 766,040 and 5,000, respectively. The following table summarizes activity in the number of Shares outstanding during the three month period ended March 31, 2022:

For the three month period ended
March 31, 2022
Shares outstanding, beginning of period	5,000
Common shares of beneficial interest issued	761,040
Shares outstanding, end of period	766,040
OFF BALANCE SHEET ARRANGEMENTS
In the ordinary course of our business, we enter into contracts or agreements that contain indemnifications or warranties. Future events could occur which may give rise to liabilities arising from these provisions against us. We believe that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in these financial statements as of March 31, 2022 and December 31, 2021 included in Part I, Item 1 of this Form 10-Q for any such exposure.
We are currently and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments.
We had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of March 31, 2022 and December 31, 2021:

	Par Value as of
	March 31, 2022	December 31, 2021
Unfunded delayed draw commitments	$15,513,573	$15,514,683
Unfunded revolving commitments	7,086	7,586
Total unfunded commitments	$15,520,659	$15,522,269
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of our financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. These estimates and judgments are based on historical information, information currently available to us and on various other assumptions management believes to be reasonable under the circumstances. Actual results could vary from those estimates and we may change our estimates and assumptions in future evaluations. Changes in these estimates and assumptions may have a material effect on our results of operations and financial condition. We believe the critical accounting policies discussed below affect our more significant judgments and estimates used in the preparation of our financial statements and should be read in conjunction with our financial statements and related notes in Part II, Item 8, as well as with our “Risk Factors” in Part I, Item 1A of the Company’s annual report on Form 10-K for the year ended December 31, 2021.
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
In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the financial statements as of March 31, 2022 and December 31, 2021.
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

Investments
Investment transactions are recorded on the trade date. Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment using the specific identification method without regard to unrealized appreciation or depreciation previously recognized, and includes investments charged off during the period, net of recoveries. Net change in unrealized appreciation or depreciation on investments as presented in the Statement of Operations in Part I, Item 1 of this Form 10-Q reflects the net change in the fair value of investments, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.
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
Income Taxes
We were taxed as a regular C Corporation for the initial tax year ended December 31, 2021. Beginning with the year ending December 31, 2022, for federal income tax purposes, the Company intends to elect to be treated as a RIC under the Code, and intends to make the required distributions to its shareholders as specified therein. In order to qualify as a RIC, the Company must, among other things, meet certain minimum distribution, source-of-income and asset diversification requirements. If such requirements are met, then the Company is generally required to pay income taxes only on the portion of its taxable income and gains it does not distribute.
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
Valuation Risk
Our investments generally do not have a readily available market price, and we value these investments at fair value as determined in good faith by our Board of Trustees in accordance with our valuation policy. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. In addition, because of the inherent uncertainty of valuation, these estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and it is possible that the difference could be material.
Interest Rate Risk
As of March 31, 2022, on a fair value basis, all of our debt investments bear interest at a floating rate, which primarily are subject to interest rate floors. Interest rates on the investments held within our portfolio of investments are typically based on floating LIBOR or SOFR, with many of these investments also having a reference rate floor.
Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our income in the future.
The following table estimates the potential changes in net cash flow generated from interest income, should interest rates increase or decrease by 100, 200 or 300 basis points. These hypothetical interest income calculations are based on a model of the settled debt investments in our portfolio, held as of March 31, 2022 and December 31, 2021, and are only adjusted for assumed changes in the underlying base interest rates and the impact of that change on interest income.
We regularly measure exposure to interest rate risk. We assess interest rate risk and manage interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.
Based on our Statements of Assets and Liabilities as of March 31, 2022 and December 31, 2021, the following table shows the annual impact on net investment income of base rate changes in interest rates for our settled debt investments (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

	March 31, 2022		December 31, 2021
Basis Point Change	Interest Income	Net Investment Income	Interest Income	Net Investment Income
Up 300 basis points	$3,832	$3,832	$2,647	$2,647
Up 200 basis points	$2,521	$2,521	$1,479	$1,479
Up 100 basis points	$1,210	$1,210	$312	$312
Down 100 basis points	$(139)	$(139)	$—	$—
Down 200 basis points	$(139)	$(139)	$—	$—
Down 300 basis points	$(139)	$(139)	$—	$—
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
Changes in Internal Controls over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
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
Item 1A. Risk Factors.
In addition to the other information set forth within this Form 10-Q, consideration should be given to the information disclosed in “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2021.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Except as previously reported by the Company on a Current Report on Form 8-K filed by the Company on April 14, 2022, the Company did not sell any equity securities during the period covered in this report that were not registered under the Securities Act of 1933, as amended.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
On May 13, 2022, the Company entered into an Expense Support and Conditional Reimbursement Agreement (the “Reimbursement Agreement”) with the Investment Adviser. Under the Reimbursement Agreement, the Investment Adviser shall pay other operating expenses of the Company on the Company’s behalf (the “Required Expense Payment”) such that other operating expenses of the Company do not exceed 0.125% (0.50% on annualized basis) (the “Expense Limitation”) (i) of the Company’s total investments at amortized cost, excluding cash and cash equivalents, as of the end of the applicable calendar quarter with respect to any such quarter after the first calendar quarter for which the total investments at amortized cost exceeds $150 million, and (ii) of the average of the Company’s total investments at amortized cost, excluding cash and cash equivalents, as of the beginning of the applicable calendar quarter and as of the end of such calendar quarter with respect to any calendar quarter up to and including the first calendar quarter for which the total investments at amortized cost exceeds $150 million. For any calendar quarter prior to March 31, 2022 (the “Effective Date” and any such quarter, a “Prior Quarter”), the Adviser shall make a Required Expense Payment as if the Expense Limitation had been in effect for such quarter. The Adviser’s obligation to make a Required Expense Payment with respect to a Prior Quarter shall become a liability of the Adviser and the Company’s right to receive a Required Expense Payment shall be an asset of the Company commencing only on and as of the Effective Date.

Other operating expenses means the Company’s organization and offering expenses, professional fees, trustee fees, administration fees, and other general and administrative expenses, all as determined in accordance with U.S. GAAP, and shall include the Company’s allocable portion of compensation, overhead (including rent, office equipment and utilities) and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement. Other operating expenses shall include disbursements made by the Investment Adviser that if made by the Company would constitute an other operating expense and does not include management fees, incentive fees and interest expense.

The Company has agreed to reimburse the Investment Adviser in the amount of all Required Expense Payments made by the Investment Adviser subject to the limitation that a reimbursement will be made by the Company only if and to the extent that (i) it is made not more than three years from the date on which the applicable Required Expense Payment became an obligation of the Investment Adviser; and (ii) the Investment Adviser reimbursement does not cause the Company’s total other operating expenses during the applicable quarter to exceed the Expense Limitation.

Item 6. Exhibits.

10.1
Senior Secured Revolving Credit Agreement, dated as of April 22, 2022, among Carlyle Secured Lending III, the other borrower parties thereto, Morgan Stanley Senior Funding, Inc. and Morgan Stanley Bank, N.A.*

10.2	Expense Support and Conditional Reimbursement Agreement, dated as of May 13, 2022 between Carlyle Secured Lending III and CSL III Advisor, L.L.C.*

31.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
* Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARLYLE SECURED LENDING III

Dated: May 13, 2022	By	/s/ Thomas M. Hennigan
Thomas M. Hennigan Chief Financial Officer (principal financial officer)