Form 10-Q
period 2022-06-30
Carlyle Secured Lending III
filed 2022-08-15
CIK 1851277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of the registrant’s common shares of beneficial interest, $0.001 par value per share, outstanding at August 12, 2022 was 2,294,820.
1

Carlyle Secured Lending III
INDEX

Part I.	Financial Information
Item 1.	Financial Statements
	Statements of Assets and Liabilities as of June 30, 2022 (unaudited) and December 31, 2021	1
	Statements of Operations for the three and six month period ended June 30, 2022 (unaudited) and for the period from May 28, 2021 (Commencement) through June 30, 2021	2
	Statements of Changes in Net Assets for the six month period ended June 30, 2022 (unaudited) and for the period from May 28, 2021 (Commencement) through June 30, 2021	3
	Statements of Cash Flows for the six month period ended June 30, 2022 (unaudited) and for the period from May 28, 2021 (Commencement) through June 30, 2021	4
	Schedules of Investments as of June 30, 2022 (unaudited) and December 31, 2021	5
	Notes to Financial Statements (unaudited)	16
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	34
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	47
Item 4.	Controls and Procedures	48
Part II.	Other Information
Item 1.	Legal Proceedings	49
Item 1A.	Risk Factors	49
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	49
Item 3.	Defaults Upon Senior Securities	49
Item 4.	Mine Safety Disclosures	49
Item 5.	Other Information	49
Item 6.	Exhibits	49
	Signatures	50

CARLYLE SECURED LENDING III
STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2022	December 31, 2021
ASSETS	(unaudited)
Investments—non-controlled/non-affiliated, at fair value (amortized cost of $34,107,543 and $115,783, respectively)	$33,720,870	$116,119
Cash and cash equivalents	31,061,884	185,010
Deferred financing costs	519,864	—
Deferred offering costs	59,399	56,805
Due from Investment Adviser	1,678,855	—
Interest and other income receivable from non-controlled/non-affiliated investments	314,907	891
Receivable for issuance of common shares of beneficial interest	897,300	—
Total assets	$68,253,079	$358,825
LIABILITIES
Secured borrowings (Note 5)	$19,650,000	$—
Payable for investments purchased	895,000	—
Interest and credit facility fees payable (Note 5)	35,384	—
Dividend payable (Note 7)	390,680	—
Administrative service fees payable (Note 4)	126,284	89,185
Deferred offering costs payable	198,933	136,333
Accrued organizational expenses	124,680	88,889
Deferred income	162,680	145,764
Trustees' fees and expenses payable	163,775	184,653
Other accrued expenses and liabilities	849,169	342,480
Total liabilities	22,596,585	987,304
Commitments and contingencies (Notes 5 and 8)
NET ASSETS
Common shares of beneficial interest, $0.001 par value; unlimited shares authorized; 2,294,820 and 5,000 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	2,295	5
Paid-in capital in excess of par value	45,863,538	99,995
Total distributable earnings (loss)	(209,339)	(728,479)
Total net assets	$45,656,494	$(628,479)
NET ASSETS PER SHARE	$19.90	$(125.70)
The accompanying notes are an integral part of these financial statements.

CARLYLE SECURED LENDING III
STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended	For the six months ended	For the period from May 28, 2021 (Commencement) through
	June 30, 2022	June 30, 2022	June 30, 2021
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$460,521	$468,032	$171
Other income	127,069	165,849	2
Total investment income from non-controlled/non-affiliated investments	587,590	633,881	173
Total investment income	587,590	633,881	173
Expenses:
Organizational expenses (Note 2)	33,356	35,791	27,774
Offering cost expense (Note 2)	25,377	60,006	2,284
Professional fees	133,173	284,201	15,000
Administrative service fees (Note 4)	37,099	37,099	—
Interest expense (Note 5)	169,820	169,820	—
Credit facility fees (Note 5)	22,804	22,804	—
Trustees’ fees and expenses (Note 4)	85,250	183,622	17,654
Other general and administrative	99,047	222,546	25,450
Total expenses	605,926	1,015,889	88,162
Less waivers and reimbursements of expenses (Note 4)	(484,337)	(1,678,855)	—
Expenses after waivers and reimbursements of expenses	121,589	(662,966)	88,162
Net investment income (loss)	466,001	1,296,847	(87,989)
Net realized gain (loss) and change in unrealized appreciation (depreciation):
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/non-affiliated investments	(385,576)	(387,009)	(9)
Net change in unrealized currency gains (losses) on non-investment assets and liabilities	(17)	(18)	—
Net realized and unrealized gain (loss) on investments and non-investment assets and liabilities	(385,593)	(387,027)	(9)
Net increase (decrease) in net assets resulting from operations	$80,408	$909,820	$(87,998)
Basic and diluted earnings per common share (Note 7)	$0.10	$2.30	$(17.60)
Weighted-average shares of common shares of beneficial interest outstanding—Basic and Diluted (Note 7)	774,422	395,713	5,000
The accompanying notes are an integral part of these financial statements.

CARLYLE SECURED LENDING III
STATEMENTS OF CHANGES IN NET ASSETS
(unaudited)

	For the six months ended	For the period from May 28, 2021 (Commencement) through
	June 30, 2022	June 30, 2021
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$1,296,847	$(87,989)
Net change in unrealized appreciation (depreciation) on investments	(387,009)	—
Net change in unrealized appreciation (depreciation) on non-investment assets and liabilities	(18)	(9)
Net increase (decrease) in net assets resulting from operations	909,820	(87,998)
Capital transactions:
Common shares of beneficial interest issued	45,765,833	100,000
Dividends declared	(390,680)	—
Net increase (decrease) in net assets resulting from capital share transactions	45,375,153	100,000
Net increase (decrease) in net assets	46,284,973	12,002
Net assets at beginning of period	(628,479)	—
Net assets at end of period	$45,656,494	$12,002
The accompanying notes are an integral part of these financial statements.

CARLYLE SECURED LENDING III
STATEMENTS OF CASH FLOWS
(unaudited)

	For the six months ended	For the period from May 28, 2021 (Commencement) through
	June 30, 2022	June 30, 2021
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$909,820	$(87,998)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	69,361	—
Amortization of deferred offering costs	60,006	2,284
Net accretion of discount on investments	(27,678)	(9)
Paid-in-kind interest	(426)	—
Net change in unrealized (appreciation) depreciation on investments	387,009	9
Net change in unrealized currency (gains) losses on non-investment assets and liabilities	18	—
Cost of investments purchased and change in payable for investments purchased	(33,417,259)	(27,229)
Proceeds from sales and repayments of investments and change in receivable for investments sold/repaid	348,585	—
Changes in operating assets:
Interest and other income receivable	(314,016)	(120)
Prepaid expenses and other assets	—	(185)
Due from Investment Adviser	(1,678,855)	—
Changes in operating liabilities:
Interest and credit facility fees payable	35,384	—
Administrative service fees payable	37,099	—
Accrued organizational expenses	35,791	27,774
Deferred income	16,916	—
Trustees' fees and expenses payable	(20,878)	—
Other accrued expenses and liabilities	506,689	58,104
Net cash provided by (used in) operating activities	(33,052,434)	(27,370)
Cash flows from financing activities:
Proceeds from issuance of common shares of beneficial interest, net of change in receivable for issuance of common shares of beneficial interest	44,868,533	100,000
Borrowings on the Subscription Facility	19,650,000	—
Debt issuance costs paid	(589,225)	—
Net cash provided by (used in) financing activities	63,929,308	100,000
Net increase (decrease) in cash and cash equivalents	30,876,874	72,630
Cash and cash equivalents, beginning of period	185,010	—
Cash and cash equivalents, end of period	$31,061,884	$72,630
Supplemental disclosures:
Interest paid during the period	$84,201	$—
Dividends declared during the period	$390,680	$—
The accompanying notes are an integral part of these financial statements.

CARLYLE SECURED LENDING III
SCHEDULE OF INVESTMENTS
As of June 30, 2022
(unaudited)

Investments—non-controlled/non-affiliated (1)	Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)	Percentage of Net Assets
First Lien Debt (99.9% of fair value)
Alpine Acquisition Corp II	(2)(3)(9)(10)	Transportation: Cargo	SOFR + 6.00%	7.22%	4/19/2022	11/30/2026	$7,476,911	$7,278,962	$7,140,788	15.64%
Ascend Buyer, LLC	(2)(3)(10)	Containers, Packaging & Glass	L + 5.75%	7.99%	9/30/2021	9/30/2028	4,244	4,160	4,109	0.01
Associations, Inc.	(2)(3)(10)	Construction & Building	L + 4.00%, 2.50% PIK	8.99%	7/2/2021	7/2/2027	8,370	8,295	8,259	0.02
DCA Investment Holding LLC	(2)(3)(10)	Healthcare & Pharmaceuticals	SOFR + 6.00%	6.75%	2/25/2022	4/3/2028	2,063	2,039	2,001	0.00
Dwyer Instruments, Inc	(2)(3)(10)	Capital Equipment	L + 5.50%	8.38%	7/21/2021	7/21/2027	8,127	7,979	8,015	0.02
Eliassen Group, LLC	(2)(3)(10)	Business Services	SOFR + 5.75%	7.80%	4/14/2022	4/14/2028	7,444,841	7,272,722	7,162,894	15.69
Ellkay, LLC	(2)(3)(10)	Healthcare & Pharmaceuticals	L + 5.75%	6.85%	9/14/2021	9/14/2027	3,545	3,474	3,383	0.01
Excel Fitness Holdings, Inc.	(2)(3)(9)(10)	Hotel, Gaming & Leisure	SOFR + 5.25%	7.83%	4/29/2022	4/29/2029	4,156,250	4,063,347	4,061,250	8.90
Flagship Intermediate Holdco, LLC	(2)(3)(9)(10)	Consumer Services	SOFR + 5.75%	7.28%	2/18/2022	2/18/2028	2,715	2,630	2,553	0.01
Hercules Borrower LLC	(2)(3)(10)	Environmental Industries	L + 5.50%	7.75%	9/10/2021	12/14/2026	930	896	836	0.00
Hoosier Intermediate, LLC	(2)(3)(10)	Healthcare & Pharmaceuticals	L + 5.50%	6.96%	11/15/2021	11/15/2028	4,090	3,998	3,832	0.01
HS Spa Holdings Inc.	(2)(3)(10)	Consumer Services	SOFR + 5.75%	7.56%	6/2/2022	6/2/2029	864,826	845,249	845,059	1.85
Individual FoodService Holdings, LLC	(2)(3)	Wholesale	L + 6.25%	7.66%	1/6/2022	11/22/2025	4,848	4,766	4,778	0.01
IQN Holding Corp.	(2)(3)(10)	Business Services	SOFR + 5.50%	6.65%	5/2/2022	5/2/2029	2,187,029	2,129,410	2,128,090	4.66
Jeg's Automotive, LLC	(2)(3)(10)	Automotive	L + 5.75%	7.84%	12/22/2021	12/22/2027	3,930	3,838	3,821	0.01
Kaseya, Inc.	(2)(3)(10)	High Tech Industries	SOFR + 5.75%	8.29%	6/23/2022	6/23/2029	993,754	874,262	873,911	1.91
LinQuest Corporation	(2)(3)(10)	Aerospace & Defense	L + 5.75%	8.04%	7/28/2021	7/28/2028	—	—	—	0.00
LVF Holdings, Inc.	(2)(3)(10)	Beverage, Food & Tobacco	L + 6.25%	8.49%	6/10/2021	6/10/2027	20,914	20,513	19,354	0.04
Material Holdings, LLC	(2)(3)(10)	Business Services	L + 5.75%	7.98%	8/19/2021	8/19/2027	—	—	—	0.00
Maverick Acquisition, Inc.	(2)(3)(10)	Aerospace & Defense	L + 6.25%	8.50%	6/1/2021	6/1/2027	21,871	21,461	20,194	0.04
Medical Manufacturing Technologies, LLC	(2)(3)(9)(10)	Healthcare & Pharmaceuticals	SOFR + 5.75%	7.69%	12/23/2021	12/23/2027	2,844	2,771	2,724	0.01
MMIT Holdings, LLC	(2)(3)(10)	High Tech Industries	L + 6.25%	8.50%	9/15/2021	9/15/2027	2,727	2,675	2,634	0.01
North Haven Fairway Buyer, LLC	(2)(3)(10)	Consumer Services	L + 5.75%	7.20%	5/17/2022	5/17/2026	3,529,412	3,214,115	3,207,953	7.03
Oak Purchaser, Inc.	(2)(3)(10)	Business Services	SOFR + 5.50%	7.55%	4/28/2022	4/28/2028	2,263,514	2,192,446	2,201,113	4.82
PF Atlantic Holdco 2, LLC	(2)(3)(10)	Hotel, Gaming & Leisure	L + 6.00%	7.30%	11/12/2021	11/12/2027	3,448	3,358	3,279	0.01

CARLYLE SECURED LENDING III
SCHEDULE OF INVESTMENTS (Continued)
As of June 30, 2022
(unaudited)

Investments—non-controlled/non-affiliated (1)	Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)	Percentage of Net Assets
Project Castle, Inc.	(2)(3)	Capital Equipment	SOFR + 5.50%	6.90%	6/24/2022	6/1/2029	$1,000,000	$895,000	$895,000	1.96%
PXO Holdings I Corp.	(2)(3)(9)(10)	Chemicals, Plastics & Rubber	SOFR + 5.50%	7.01%	3/8/2022	3/8/2028	3,689	3,630	3,530	0.01
Quantic Electronics, LLC	(2)(3)(10)	Aerospace & Defense	L + 6.25%	8.43%	8/17/2021	3/1/2027	6,758	6,589	6,445	0.01
RSC Acquisition, Inc.	(2)(3)(9)(10)	Banking, Finance, Insurance & Real Estate	SOFR + 5.50%	6.86%	5/31/2022	11/1/2026	—	—	—	0.00
Smarsh Inc.	(2)(3)(10)	Software	SOFR + 6.50%	8.62%	2/18/2022	2/18/2029	816	795	772	0.00
Spotless Brands, LLC	(2)(3)(9)(10)	Consumer Services	SOFR + 5.75%	7.40%	6/21/2022	6/21/2028	878,347	806,963	806,658	1.77
Trafigura Trading LLC	(2)(3)(8)(10)	Metals & Mining	L + 8.40%	10.64%	7/26/2021	7/18/2022	2,201	2,173	2,176	0.00
USALCO, LLC	(2)(3)	Chemicals, Plastics & Rubber	L + 6.00%	8.25%	10/19/2021	10/19/2027	4,975	4,885	4,748	0.01
USR Parent Inc.	(2)(3)	Retail	SOFR + 7.60%	8.65%	4/22/2022	4/25/2027	4,444,444	4,401,370	4,268,108	9.35
Wineshipping.com LLC	(2)(3)(10)	Beverage, Food & Tobacco	L + 5.75%	7.54%	10/29/2021	10/29/2027	3,633	3,570	3,524	0.01
Yellowstone Buyer Acquisition, LLC	(2)(3)	Consumer Goods: Durable	L + 5.75%	7.36%	9/13/2021	9/13/2027	1,985	1,950	1,906	0.00
First Lien Debt Total								$34,090,291	$33,703,697	73.83%
Second Lien Debt (0.1% of fair value)
11852604 Canada Inc. (Canada)	(2)(3)(6)	Healthcare & Pharmaceuticals	L + 9.50% (100% PIK)	10.51%	9/30/2021	9/30/2028	$3,565	$3,491	$3,449	0.01%
AP Plastics Acquisition Holdings, LLC	(2)(3)	Chemicals, Plastics & Rubber	L + 7.50%	9.01%	8/10/2021	8/10/2029	10,000	9,748	9,735	0.02
Blackbird Purchaser, Inc.	(2)(3)(10)	Capital Equipment	L + 7.50%	9.17%	12/14/2021	4/8/2027	2,299	2,243	2,156	0.00
Second Lien Debt Total								$15,482	$15,340	0.03%

Investments—non-controlled/non-affiliated (1)	Footnotes	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	Percentage of Net Assets
Equity Investments (0.0% of fair value)
Blackbird Holdco, Inc.	(7)	Capital Equipment	12/14/2021	2	$1,638	$1,698	0.00%
Buckeye Parent, LLC	(7)	Automotive	12/22/2021	44	44	44	0.00
GB Vino Parent, L.P.	(7)	Beverage, Food & Tobacco	10/29/2021	—	18	19	0.00
Pascal Ultimate Holdings, L.P	(7)	Capital Equipment	7/21/2021	4	36	38	0.00
Profile Holdings I, LP	(7)	Chemicals, Plastics & Rubber	3/8/2022	—	34	34	0.00
Equity Investments Total					$1,770	$1,833	0.00%
Total investments—non-controlled/non-affiliated					$34,107,543	$33,720,870	73.86%
Total investments					$34,107,543	$33,720,870	73.86%

CARLYLE SECURED LENDING III
SCHEDULE OF INVESTMENTS (Continued)
As of June 30, 2022
(unaudited)

(1)    Unless otherwise indicated, issuers of debt and equity investments held by Carlyle Secured Lending III (“the Company”) are domiciled in the United States. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of June 30, 2022, the Company does not “control” any of these portfolio companies. Under the Investment Company Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of June 30, 2022, the Company is not an “affiliated person” of any of these portfolio companies. Certain portfolio company investments are subject to contractual restrictions on sales.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR (“L”), the Secured Overnight Financing Rate (“SOFR”) or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of June 30, 2022. As of June 30, 2022, the reference rates for our variable rate loans were the 30-day LIBOR at 1.80%, the 90-day LIBOR at 2.30%, the 180-day LIBOR at 2.90%, the 30-day SOFR at 1.70%, and the 90-day SOFR at 2.10%.
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
(7)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act, unless otherwise noted. As of June 30, 2022, the aggregate fair value of these securities is $1,833, or 0% of the Company's net assets.
(8)The investment is secured by receivables purchased from the portfolio company, with an implied discount of 10.64%. The investment was made via a tranched participation arrangement between the purchaser of such receivables and the Company. The investment has a secondary priority behind the rights of such purchaser.
(9)Loans include a credit spread adjustment that ranges from 0.10% to 0.43%.

(10)As of June 30, 2022, the Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans:

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount	Fair Value
First and Second Lien Debt—unfunded delayed draw and revolving term loans commitments
Alpine Acquisition Corp II	Delayed Draw	1.00%	$1,097,360	$(35,818)
Alpine Acquisition Corp II	Revolver	0.50	1,723,502	(56,256)
Ascend Buyer, LLC	Revolver	0.50	371	(11)
Associations, Inc.	Delayed Draw	1.00	5,788,422	(71,960)
Associations, Inc.	Revolver	0.50	517	(6)
Blackbird Purchaser, Inc.	Delayed Draw	1.00	766	(36)
DCA Investment Holding, LLC	Delayed Draw	1.00	429	(11)
Dwyer Instruments, Inc	Delayed Draw	1.00	5,486,059	—
Dwyer Instruments, Inc	Revolver	0.50	417	(5)
Eliassen Group, LLC	Delayed Draw	1.00	4,400,826	(104,747)
Ellkay, LLC	Revolver	0.50	446	(18)
Excel Fitness Holdings, Inc.	Revolver	0.50	593,750	(11,875)
Flagship Intermediate Holdco, LLC	Delayed Draw	1.00	1,800	(65)
Hercules Borrower LLC	Delayed Draw	1.00	1,065	(50)
Hoosier Intermediate, LLC	Revolver	0.50	900	(47)
HS Spa Holdings Inc.	Revolver	0.50	123,547	(2,471)
IQN Holding Corp.	Delayed Draw	1.00	3,217,966	(32,180)
IQN Holding Corp.	Revolver	0.50	488,923	(4,889)

CARLYLE SECURED LENDING III
SCHEDULE OF INVESTMENTS (Continued)
As of June 30, 2022
(unaudited)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount	Fair Value
Jeg's Automotive, LLC	Delayed Draw	1.00%	$833	$(18)
Jeg's Automotive, LLC	Revolver	0.50	219	(5)
Kaseya, Inc.	Delayed Draw	0.50	4,484,917	(89,698)
Kaseya, Inc.	Revolver	0.50	513,514	(10,270)
LinQuest Corporation	Delayed Draw	1.00	10,000,000	—
LVF Holdings, Inc.	Delayed Draw	1.00	2,335	(154)
LVF Holdings, Inc.	Revolver	0.50	379	(25)
Material Holdings, LLC	Delayed Draw	—	8,814	—
Maverick Acquisition, Inc.	Delayed Draw	1.00	2,339	(162)
Medical Manufacturing Technologies, LLC	Delayed Draw	1.00	888	(27)
Medical Manufacturing Technologies, LLC	Revolver	0.50	181	(6)
MMIT Holdings, LLC	Revolver	0.50	245	(8)
North Haven Fairway Buyer, LLC	Delayed Draw	0.50	1,470,588	(29,412)
North Haven Fairway Buyer, LLC	Delayed Draw	0.50	9,149,856	(182,997)
North Haven Fairway Buyer, LLC	Revolver	0.50	1,923,077	(38,462)
Oak Purchaser, Inc.	Delayed Draw	0.50	4,461,777	(38,092)
Oak Purchaser, Inc.	Revolver	0.50	583,878	(4,985)
PF Atlantic HoldCo 2, LLC	Delayed Draw	0.80	1,190	(40)
PF Atlantic HoldCo 2, LLC	Revolver	0.50	345	(12)
PXO Holdings I Corp.	Delayed Draw	1.00	822	(27)
PXO Holdings I Corp.	Revolver	0.50	329	(11)
Quantic Electronics, LLC	Delayed Draw	1.00	3,183	(100)
RSC Acquisition, Inc.	Delayed Draw	0.50	10,318,425	(386,074)
Smarsh Inc.	Delayed Draw	1.00	204	(8)
Smarsh Inc.	Revolver	0.50	51	(2)
Spotless Brands, LLC	Delayed Draw	1.00	2,570,940	(51,419)
Spotless Brands, LLC	Revolver	0.50	135,135	(2,703)
Trafigura Trading LLC	Revolver	0.50	1,299	(10)
Wineshipping.com LLC	Delayed Draw	1.00	403	(10)
Wineshipping.com LLC	Revolver	0.50	417	(10)
Total unfunded commitments			$68,563,649	$(1,155,192)

CARLYLE SECURED LENDING III
SCHEDULE OF INVESTMENTS (Continued)
As of June 30, 2022
(unaudited)

As of June 30, 2022, investments at fair value consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value
First Lien Debt	$34,090,291	$33,703,697	99.9%
Second Lien Debt	15,482	15,340	0.1
Equity Investments	1,770	1,833	—
Total	$34,107,543	$33,720,870	100.0%
The rate type of debt investments at fair value as of June 30, 2022 was as follows:

Rate Type	Amortized Cost	Fair Value	% of Fair Value of First and Second Lien Debt
Floating Rate	$34,105,773	$33,719,037	100.0%
Fixed Rate	—	—	—
Total	$34,105,773	$33,719,037	100.0%

The industry composition of investments at fair value as of June 30, 2022 was as follows:

Industry	Amortized Cost	Fair Value	% of Fair Value
Aerospace & Defense	$28,050	$26,639	0.1%
Automotive	3,882	3,865	—
Beverage, Food & Tobacco	24,101	22,897	0.1
Business Services	11,594,578	11,492,097	34.1
Capital Equipment	906,896	906,907	2.7
Chemicals, Plastics & Rubber	18,297	18,047	0.1
Construction & Building	8,295	8,259	—
Consumer Goods: Durable	1,950	1,906	—
Consumer Services	4,868,957	4,862,223	14.4
Containers, Packaging & Glass	4,160	4,109	—
Environmental Industries	896	836	—
Healthcare & Pharmaceuticals	15,773	15,389	—
High Tech Industries	876,937	876,545	2.6
Hotel, Gaming & Leisure	4,066,705	4,064,529	12.0
Metals & Mining	2,173	2,176	—
Retail	4,401,370	4,268,108	12.7
Software	795	772	—
Transportation: Cargo	7,278,962	7,140,788	21.2
Wholesale	4,766	4,778	—
Total	$34,107,543	$33,720,870	100.0%

CARLYLE SECURED LENDING III
SCHEDULE OF INVESTMENTS (Continued)
As of June 30, 2022
(unaudited)

The geographical composition of investments at fair value as of June 30, 2022 was as follows:

Geography	Amortized Cost	Fair Value	% of Fair Value
Canada	$3,491	$3,449	—%
United States	34,104,052	33,717,421	100.0
Total	$34,107,543	$33,720,870	100.0%
The accompanying notes are an integral part of these financial statements.

CARLYLE SECURED LENDING III
SCHEDULE OF INVESTMENTS
As of December 31, 2021

Investments—non-controlled/non-affiliated (1)	Footnotes	Industry	Reference Rate & Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)	Percentage of Net Assets
First Lien Debt (85.2% of fair value)
Ascend Buyer, LLC	(2)(3)(6)	Containers, Packaging & Glass	L + 5.75%	6.50%	9/30/2021	9/30/2028	$4,279	$4,190	$4,206	(0.67)%
Associations, Inc.	(2)(3)(6)	Construction & Building	L + 4.00%, 2.50% PIK	7.50%	7/2/2021	7/2/2027	8,265	8,184	8,284	(1.32)
Dwyer Instruments, Inc	(2)(3)(6)	Capital Equipment	L + 5.50%	6.25%	7/21/2021	7/21/2027	8,309	8,148	8,287	(1.32)
Ellkay, LLC	(2)(3)(6)	Healthcare & Pharmaceuticals	L + 5.75%	6.75%	9/14/2021	9/14/2027	3,562	3,486	3,481	(0.55)
Hercules Borrower LLC	(2)(3)(6)	Environmental Industries	L + 5.50%	6.50%	9/10/2021	12/14/2026	197	159	156	(0.02)
Hoosier Intermediate, LLC	(2)(3)(6)	Healthcare & Pharmaceuticals	L + 5.50%	6.50%	11/15/2021	11/15/2028	4,000	3,902	3,900	(0.62)
Jeg's Automotive, LLC	(2)(3)(6)	Automotive	L + 5.75%	6.75%	12/22/2021	12/22/2027	3,750	3,651	3,650	(0.58)
LinQuest Corporation	(2)(3)(6)	Aerospace & Defense	L + 5.75%	6.50%	7/28/2021	7/28/2028	—	—	—	0.00
LVF Holdings, Inc.	(2)(3)(6)	Beverage, Food & Tobacco	L + 6.25%	7.25%	6/10/2021	6/10/2027	20,614	20,176	20,028	(3.19)
Material Holdings, LLC	(2)(3)(6)	Business Services	L + 5.75%	6.50%	8/19/2021	8/19/2027	—	—	—	0.00
Maverick Acquisition, Inc.	(2)(3)(6)	Aerospace & Defense	L + 6.00%	7.00%	6/1/2021	6/1/2027	21,971	21,525	21,448	(3.42)
Medical Manufacturing Technologies, LLC	(2)(3)(6)	Healthcare & Pharmaceuticals	SOFR + 6.00%	7.00%	12/23/2021	12/23/2027	2,661	2,582	2,582	(0.41)
MMIT Holdings, LLC	(2)(3)(6)	High Tech Industries	L + 6.25%	7.25%	9/15/2021	9/15/2027	2,772	2,715	2,713	(0.43)
PF Atlantic Holdco 2, LLC	(2)(3)(6)	Hotel, Gaming & Leisure	L + 6.00%	7.00%	11/12/2021	11/12/2027	3,465	3,368	3,365	(0.54)
Quantic Electronics, LLC	(2)(3)(6)	Aerospace & Defense	L + 6.25%	7.25%	8/17/2021	3/1/2027	5,827	5,641	5,699	(0.91)
Trafigura Trading LLC	(2)(3)(6)(9)	Metals & Mining	L + 8.40%	8.75%	7/26/2021	7/18/2022	805	803	752	(0.12)
USALCO, LLC	(2)(3)	Chemicals, Plastics & Rubber	L + 6.00%	7.00%	10/19/2021	10/19/2027	5,000	4,903	4,903	(0.78)
Wineshipping.com LLC	(2)(3)(6)	Beverage, Food & Tobacco	L + 5.75%	6.75%	10/29/2021	10/29/2027	3,615	3,528	3,528	(0.56)
Yellowstone Buyer Acquisition, LLC	(2)(3)	Consumer Goods: Durable	L + 5.75%	6.75%	9/13/2021	9/13/2027	1,995	1,957	1,955	(0.31)
First Lien Debt Total								$98,918	$98,937	(15.75)%
Second Lien Debt (13.4% of fair value)
11852604 Canada Inc. (Canada)	(2)(3)(7)	Healthcare & Pharmaceuticals	L + 9.50% (100% PIK)	10.50%	9/30/2021	9/30/2028	$3,295	$3,217	$3,213	(0.51)%
AP Plastics Acquisition Holdings, LLC	(2)(3)	Chemicals, Plastics & Rubber	L + 7.50%	8.25%	8/10/2021	8/10/2029	10,000	9,735	10,056	(1.60)
Blackbird Purchaser, Inc.	(2)(3)(6)	Capital Equipment	L + 7.50%	8.25%	12/14/2021	4/8/2027	2,299	2,238	2,238	(0.36)
Second Lien Debt Total								$15,190	$15,507	(2.47)%

CARLYLE SECURED LENDING III
SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2021

Investments—non-controlled/non-affiliated (1)	Footnotes	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	Percentage of Net Assets
Equity Investments (1.4% of fair value)
Blackbird Holdco, Inc.	(8)	Capital Equipment	12/14/2021	2	$1,577	$1,577	(0.25)%
Buckeye Parent, LLC	(8)	Automotive	12/22/2021	44	44	44	(0.01)
GB Vino Parent, L.P.	(8)	Beverage, Food & Tobacco	10/29/2021	—	$18	$18	0.00
Pascal Ultimate Holdings, L.P	(8)	Capital Equipment	7/21/2021	4	36	36	(0.01)
Equity Investments Total					$1,675	$1,675	(0.27)%
Total investments—non-controlled/non-affiliated					$115,783	$116,119	(18.49)%
Total investments					$115,783	$116,119	(18.49)%
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
As of June 30, 2022

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
On February 24, 2022, the Company completed its initial closing of capital commitments from unaffiliated investors in the Company’s private offering (the “Initial Closing Date”). The Company has held and intends to hold additional closings subsequent to the Initial Closing Date.
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
Certain reclassifications were made to prior year amounts to conform to the current period presentation. In 2021, the Company separately presented payables relating to sub-administrative service fees and professional fees payable on the statement of assets and liabilities, and sub-administrative service fees on the statement of operations. In 2022, these amounts are presented as a component of other accrued expenses and liabilities and other general and administrative expenses on their respective statements. There was no change to total net assets as a result of this reclassification.
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
Cash and Cash Equivalents
Cash and cash equivalents consist of demand deposits and highly liquid investments (e.g., money market funds, U.S. treasury notes) with original maturities of three months or less. Cash equivalents are carried at amortized cost, which approximates fair value. The Company’s cash and cash equivalents are held with one large financial institution and cash held in such financial institution may, at times, exceed the Federal Deposit Insurance Corporation insured limit. As of June 30, 2022 and December 31, 2021, the Company had no restricted cash balance.

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
The Company may have loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in interest income in the Statements of Operations. As of June 30, 2022 and December 31, 2021, the fair value of the loans in the portfolio with PIK provisions was $11,708 and $11,497 respectively, which represented approximately 0.0% and 9.9%, respectively, of total investments at fair value. For the three and six month periods ended June 30, 2022, the Company earned $196 and $379, respectively, in PIK income, included in interest income in the Statements of Operations. The Company did not earn any PIK income for the period from May 28, 2021 (Commencement) through June 30, 2021.
Other Income
Other income may include income such as consent, waiver, amendment, unused, underwriting, arranger and prepayment fees associated with the Company’s investment activities as well as any fees for managerial assistance services rendered by the Company to the portfolio companies. Such fees are recognized as income when earned or the services are rendered. The Company may receive fees for guaranteeing the outstanding debt of a portfolio company. Such fees are amortized into other income over the life of the guarantee. The unamortized amount, if any, is included in other assets in the accompanying Statements of Assets and Liabilities. For the three and six month periods ended June 30, 2022, the Company earned $127,069 and $165,849, respectively, in other income, primarily from unused fees and arranger fees. For the period from May 28, 2021 (Commencement) through June 30, 2021, the Company earned $2 in other income.
Non-Accrual Income
Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest are paid current and, in management’s judgment, are likely to remain current. Management may determine not to place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of June 30, 2022 and December 31, 2021, there were no first or second lien debt investments on non-accrual status.
Organizational Expenses and Offering Costs
The Company will bear, among other expenses and costs, organizational expenses and offering costs relating to the offering of the common shares of beneficial interest of the Company incurred on or prior to the final closing date (collectively, the “Organizational and Offering Costs”) up to a maximum aggregate amount of 0.15% of the Company’s total capital commitments. The Company’s final closing date will occur no later than twelve months following the Initial Closing Date; provided that the Board of Trustees may extend the final closing date by up to an additional one-year period in its discretion (such date, as extended, the “Final Closing Date”). In order to more fairly allocate the organizational expenses in connection with the Company’s formation among all shareholders, investors subscribing after the initial capital drawdown from investors in the Company’s private offering (the “Initial Drawdown” and the date on which the Initial Drawdown occurs, the “Initial Drawdown Date”) will be required to bear a pro rata portion of such expenses at the time of their first investment in the Company. To the extent the Company’s total capital commitments later increase, the Investment Adviser or its affiliates may be reimbursed by the Company for past payments of excess Organizational and Offering Costs made on the Company’s behalf; provided, that the total Organizational and Offering Costs borne by the Company do not exceed 0.15% of total capital commitments; provided, further, that the Investment Adviser or its affiliates may not be reimbursed for payment of excess Organizational and Offering Costs that were incurred more than three years prior to the proposed reimbursement.
The Company’s offering costs will be amortized over the twelve months beginning on the closing date for call closings occurring after the Initial Closing Date. The Investment Advisor has incurred $2,131,053 of Organizational and Offering Costs as of June 30, 2022, of which $323,613 would be reimbursable by the Company as of June 30, 2022 subject to the Reimbursement Agreement (as defined below) and included in accrued organizational expenses and deferred offering costs payable in the accompanying Statements of Assets and Liabilities. For the three month period ended June 30, 2022, organizational expense and offering cost expense amounted to $33,356 and $25,377, respectively. For the six month period ended June 30, 2022, organizational expense and offering cost expense amounted to $35,791 and $60,006, respectively. For the period from May 28, 2021 (Commencement) through June 30, 2021, organizational expense and offering cost expense amounted to $27,774 and $2,284, respectively.
Subscription Facility – Related Costs, Expenses and Deferred Financing Costs
The Company has entered into a senior secured revolving credit facility (the "Subscription Facility"). Interest expense and unused commitment fees on the Subscription Facility are recorded on an accrual basis. Unused commitment fees are included in credit facility fees in the accompanying Statements of Operations.
The Subscription Facility is recorded at carrying value, which approximates fair value.
Deferred financing costs include capitalized expenses related to the closing or amendments of the Subscription Facility. Amortization of deferred financing costs for the credit facility is computed on the straight-line basis over the respective term of the credit facility. The unamortized balance of such costs is included in deferred financing costs in the accompanying Statements of Assets and Liabilities. The amortization of such costs is included in interest expense in the accompanying Statements of Operations.
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
Recent Accounting Standards Updates
The Company considers the applicability and impact of all accounting standard updates (“ASU”) issued by the FASB. ASUs not listed below were assessed and either determined to be not applicable or expected to have minimal impact on the Company’s consolidated financial statements.
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
In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the financial statements as of June 30, 2022 and December 31, 2021.
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
Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur. For the three month period ended June 30, 2022 and for the period from May 28, 2021 (Commencement) through June 30, 2021, there were no transfers between levels.
The following tables summarize the Company’s investments measured at fair value on a recurring basis by the above fair value hierarchy levels as of June 30, 2022 and December 31, 2021:

	June 30, 2022
	Level 1	Level 2	Level 3	Total
Assets
First Lien Debt	$—	$—	$33,703,697	$33,703,697
Second Lien Debt	—	—	15,340	15,340
Equity Investments	—	—	1,833	1,833
Total	$—	$—	$33,720,870	$33,720,870

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
First Lien Debt	$—	$—	$98,937	$98,937
Second Lien Debt	—	—	15,507	15,507
Equity Investments	—	—	1,675	1,675
Total	$—	$—	$116,119	$116,119
The changes in the Company’s investments at fair value for which the Company has used Level 3 inputs to determine fair value and net change in unrealized appreciation (depreciation) included in earnings for Level 3 investments that continue to be held are as follows:

	Financial Assets
	For the three months ended June 30, 2022
	First Lien Debt	Second Lien Debt	Equity Investments	Total
Balance, beginning of period	$111,732	$15,494	$1,776	$129,002
Purchases	34,297,102	181	2	34,297,285
Paydowns	(347,403)	—	—	(347,403)
Accretion of discount	27,552	10	—	27,562
Net change in unrealized appreciation (depreciation)	(385,286)	(345)	55	(385,576)
Balance, end of period	$33,703,697	$15,340	$1,833	$33,720,870
Net change in unrealized appreciation (depreciation) included in earnings related to investments that continue to be held at the reporting date included in net change in unrealized appreciation (depreciation) on investments on the Statements of Operations	$(385,286)	$(345)	$55	$(385,576)

	Financial Assets
	For the six months ended June 30, 2022
	First Lien Debt	Second Lien Debt	Equity Investments	Total
Balance, beginning of period	$98,937	$15,507	$1,675	$116,119
Purchases	34,312,303	269	95	34,312,667
Paydowns	(348,585)	—	—	(348,585)
Accretion of discount	27,655	23	—	27,678
Net change in unrealized appreciation (depreciation)	(386,613)	(459)	63	(387,009)
Balance, end of period	$33,703,697	$15,340	$1,833	$33,720,870
Net change in unrealized appreciation (depreciation) included in earnings related to investments that continue to be held at the reporting date included in net change in unrealized appreciation (depreciation) on investments on the Statements of Operations	$(386,613)	$(459)	$63	$(387,009)

	Financial Assets
	For the period from May 28, 2021 (Commencement) through June 30, 2021
	First Lien Debt	Second Lien Debt	Equity Investments	Total
Balance, beginning of period	$—	$—	$—	$—
Purchases	27,229	—	—	27,229
Sales	—	—	—	—
Paydowns	—	—	—	—
Accretion of discount	9	—	—	9
Net change in unrealized appreciation (depreciation)	(9)	—	—	(9)
Net realized gains (losses)	—	—	—	—
Balance, end of period	$27,229	$—	$—	$27,229
Net change in unrealized appreciation (depreciation) included in earnings related to investments that continue to be held at the reporting date included in net change in unrealized appreciation (depreciation) on investments on the Statements of Operations	$(9)	$—	$—	$(9)
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

The following tables summarize the quantitative information related to the significant unobservable inputs for Level 3 instruments which are carried at fair value as of June 30, 2022 and December 31, 2021:

	Fair Value as of June 30, 2022	Valuation Techniques	Significant Unobservable Inputs	Range
				Low	High	Weighted Average
Investments in First Lien Debt	$16,604,544	Discounted Cash Flow	Discount Rate	7.17%	10.27%	7.50%
	12,011,262	Consensus Pricing	Indicative Quotes	89.50%	99.00%	97.54%
	5,087,891	Income Approach	Discount Rate	7.10%	9.85%	9.01%
Total First Lien Debt	33,703,697
Investments in Second Lien Debt	15,340	Income Approach	Discount Rate	9.60%	12.28%	10.21%
Total Second Lien Debt	15,340
Investments in Equity	1,833	Income Approach	Discount Rate	13.72%	13.72%	13.72%
Total Equity Investments	1,833
Total Level 3 Investments	$33,720,870

	Fair Value as of December 31, 2021	Valuation Techniques	Significant Unobservable Inputs	Range
				Low	High	Weighted Average
Investments in First Lien Debt	$84,687	Discounted Cash Flow	Discount Rate	6.82%	7.98%	7.61%
	14,250	Consensus Pricing	Indicative Quotes	98.00%	99.25%	98.07%
Total First Lien Debt	98,937
Investments in Second Lien Debt	13,269	Discounted Cash Flow	Discount Rate	9.05%	10.75%	9.46%
	2,238	Consensus Pricing	Indicative Quotes	98.00%	98.00%	98.00%
Total Second Lien Debt	15,507
Investments in Equity	1,675	Income Approach	Discount Rate	15.69%	15.69%	15.69%
Total Equity Investments	1,675
Total Level 3 Investments	$116,119
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

Financial instruments disclosed but not carried at fair value
The following table presents the carrying value and fair value of the Company’s secured borrowings disclosed but not carried at fair value as of June 30, 2022 and December 31, 2021:

	June 30, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Secured borrowings	$19,650,000	$19,650,000	$—	$—
Total	$19,650,000	$19,650,000	$—	$—
The carrying values of the secured borrowings generally approximate their respective fair values due to their variable interest rates and are categorized as Level 3 within the hierarchy.
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
Expense Support and Conditional Reimbursement Agreement

On May 13, 2022, the Company entered into an Expense Support and Conditional Reimbursement Agreement (the “Reimbursement Agreement”) with the Investment Adviser. Under the Reimbursement Agreement, the Investment Adviser shall pay other operating expenses of the Company on the Company’s behalf (the “Required Expense Payment”) such that other operating expenses of the Company do not exceed 0.125% (0.50% on annualized basis) (the “Expense Limitation”) (i) of the Company’s total investments at amortized cost, excluding cash and cash equivalents, as of the end of the applicable calendar quarter with respect to any such quarter after the first calendar quarter for which the total investments at amortized cost exceeds $150 million, and (ii) of the average of the Company’s total investments at amortized cost, excluding cash and cash equivalents, as of the beginning of the applicable calendar quarter and as of the end of such calendar quarter with respect to any calendar quarter up to and including the first calendar quarter for which the total investments at amortized cost exceeds $150 million. For any calendar quarter prior to March 31, 2022 (the “Effective Date” and any such quarter, a “Prior Quarter”), the Investment Adviser shall make a Required Expense Payment as if the Expense Limitation had been in effect for such quarter. The Investment Adviser’s obligation to make a Required Expense Payment with respect to a Prior Quarter shall become a liability of the Investment Adviser and the Company’s right to receive a Required Expense Payment shall be an asset of the Company commencing only on and as of the Effective Date.

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

As of June 30, 2022, the estimated amount subject to reimbursement by the Company to the Investment Adviser under the agreement was $1,678,855, of which $484,337 and $1,678,855 relates to waivers and reimbursements related to expenses incurred for the three month period ended June 30, 2022 and from Commencement through June 30, 2022, respectively. There have been no reimbursements of Required Expense Payments by the Company as of June 30, 2022. All amounts eligible for recovery by the Investment Adviser at June 30, 2022 will expire three years after the first Required Expense Payment.

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
For both the three and six month periods ended June 30, 2022, the Company incurred $37,099 in fees under the Administration Agreement. There were no fees incurred under the Administration Agreement for the period from Commencement through June 30, 2021. Fees incurred under the Administration Agreement are included in administrative service fees in the accompanying Statements of Operations. As of June 30, 2022 and December 31, 2021, $126,284 and $89,185, respectively, was unpaid and included in administrative service fees payable in the accompanying Statements of Assets and Liabilities.
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
For the three and six month periods ended June 30, 2022, fees incurred in connection with the State Street Sub-Administration Agreement and the DST Sub-Administration Agreement amounted to $49,844 and $160,564, respectively. For the period from Commencement through June 30, 2021, fees incurred in connection with the State Street Sub-Administration Agreement and the DST Sub-Administration Agreement amounted to $23,100. These fees are included in other general and administrative expenses in the accompanying Statements of Operations. As of June 30, 2022 and December 31, 2021, $241,132 and $80,568, respectively, was unpaid and included in other accrued expenses and liabilities in the accompanying Statements of Assets and Liabilities.
Placement Fees
On June 21, 2021, the Company entered into a placement fee arrangement with TCG Capital Markets L.L.C. (“TCG”), a licensed broker dealer and an affiliate of the Investment Adviser, which may require shareholders to pay a placement fee to TCG for TCG’s services.

For the three and six month periods ended June 30, 2022, as well as for the period from Commencement through June 30, 2021, TCG did not earn placement fees from the Company’s shareholder in connection with the issuance or sale of common shares of beneficial interest of the Company.
Board of Trustees
The Company’s Board of Trustees currently consists of eight members, five of whom are independent trustees. The Board of Trustees has established an audit committee and a pricing committee of the Board of Trustees, and may establish additional committees in the future. For the three and six month periods ended June 30, 2022, the Company incurred $85,250 and $183,622, respectively, in fees and expenses associated with its Independent Trustees’ services on the Company's Board of Trustees and its committees. For the period from Commencement through June 30, 2021, the Company incurred $17,654 in fees and expenses associated with its Independent Trustees’ services on the Company Board of Trustees and its committees. These fees are included in trustees’ fees and expenses in the accompanying Statements of Operations. As of June 30, 2022 and December 31, 2021, $163,775 and $184,653, respectively, was unpaid and included in trustees’ fees and expenses payable in the accompanying Statements of Assets and Liabilities.
5. BORROWINGS
The Company is party to the Subscription Facility as described below. In accordance with the Investment Company Act, the Company is currently only allowed to borrow amounts such that its asset coverage, as defined in the Investment Company Act, is at least 200% after such borrowing. As of June 30, 2022, asset coverage was 332.35% and the Company was in compliance with all covenants and other requirements under the Subscription Facility as of June 30, 2022. Below is a summary of the borrowings and repayments under the Subscription Facility for the three and six months ended June 30, 2022.

	For the three months ended	For the six months ended
	June 30, 2022	June 30, 2022
Outstanding borrowing, beginning of period	$—	$—
Borrowings	19,650,000	19,650,000
Repayments	—	—
Outstanding borrowing, end of period	$19,650,000	$19,650,000
Subscription Facility
The Company entered into a senior secured revolving credit agreement on April 22, 2022 (the “Subscription Facility”). The Subscription Facility provides for secured borrowings of $45 million. The maximum principal amount is subject to availability under the Subscription Facility, which is based on certain of the Company’s investor equity capital commitments and a percentage determined in the lender’s reasonable discretion to account for foreign exchange volatility. The Subscription Facility has a maturity date of April 22, 2024. The Company may borrow amounts in U.S. Dollars or certain other permitted currencies. Borrowings under the Subscription Facility bear interest currently at SOFR plus an applicable spread of 2.40% per year. The Company also pays a fee of 0.40% per year on undrawn amounts under the Subscription Facility.
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
Summary of Subscription Facility
The Subscription Facility consisted of the following as of June 30, 2022:

	June 30, 2022
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Subscription Facility	$45,000,000	$19,650,000	$25,350,000	$20,606,588

(1)The unused portion is the amount upon which commitment fees are based.
(2)Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.

For the three and six months ended June 30, 2022, the components of interest expense and credit facility fees were as follows:

	For the three months ended	For the six months ended
	June 30, 2022	June 30, 2022
Interest expense	$100,459	$100,459
Facility unused commitment fee	22,804	22,804
Amortization of deferred financing costs	69,361	69,361
Total interest expense and credit facility fees	$192,624	$192,624
Cash paid for interest expense	$84,201	$84,201

Average principal debt outstanding	$11,845,604	$5,955,525
Weighted average interest rate	3.35%	3.35%
There were no interest expense and credit facility fees for the period from Commencement through June 30, 2021.
As of June 30, 2022, the components of interest and credit facility fees payable were as follows:

As of
June 30, 2022
Interest expense payable	$12,580
Unused commitment fees payable	22,804
Total interest expense and credit facility fees payable	$35,384
Weighted average interest rate (1)	3.35%
(1) Based on floating SOFR rates.
6. COMMITMENTS AND CONTINGENCIES

A summary of significant contractual payment obligations was as follows as of June 30, 2022 and December 31, 2021:

	Par Value as of
	June 30, 2022	December 31, 2021
Less than one year	$—	$—
1-3 years	19,650,000	—
3-5 years	—	—
More than 5 years	—	—
Total	$19,650,000	$—
In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnification or warranties. Future events could occur that lead to the execution of these provisions against the Company. The Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the financial statements as of June 30, 2022 and December 31, 2021 for any such exposure.

The Company currently is and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments. The Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of the indicated dates:

	Par Value as of
	June 30, 2022	December 31, 2021
Unfunded delayed draw commitments	$62,472,207	$15,514,683
Unfunded revolving commitments	6,091,442	7,586
Total unfunded commitments	$68,563,649	$15,522,269
7. NET ASSETS
In connection with its formation, the Company has the authority to issue an unlimited number of common shares of beneficial interest of the Company, par value $0.001 per share (“Shares”).
The following table summarizes capital activity during the three month period ended June 30, 2022:

	Common Shares of Beneficial Interest		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount
Balance, beginning of period	766,040	$766	$15,320,034	$102,038	$(1,105)	$15,421,733
Common shares of beneficial interest issued	1,528,780	1,529	30,543,504	—	—	30,545,033
Net investment income (loss)	—	—	—	466,001	—	466,001
Net change in unrealized appreciation (depreciation) on investments and non-investment assets and liabilities	—	—	—	—	(385,593)	(385,593)
Dividends declared	—	—	—	(390,680)	—	(390,680)
Balance, end of period	2,294,820	$2,295	$45,863,538	$177,359	$(386,698)	$45,656,494

The following table summarizes capital activity during the six month period ended June 30, 2022:

	Common Shares of Beneficial Interest		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount
Balance, beginning of period	5,000	$5	$99,995	$(728,808)	$329	$(628,479)
Common Shares of Beneficial Interest issued	2,289,820	2,290	45,763,543	—	—	45,765,833
Net investment income (loss)	—	—	—	1,296,847	—	1,296,847
Net change in unrealized appreciation (depreciation) on investments and non-investment assets and liabilities	—	—	—	—	(387,027)	(387,027)
Dividends declared	—	—	—	(390,680)	—	(390,680)
Balance, end of period	2,294,820	$2,295	$45,863,538	$177,359	$(386,698)	$45,656,494

The following table summarizes capital activity during the period from May 28, 2021 (Commencement) through June 30, 2021:

	Shares of Beneficial Interest		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount
Balance, beginning of period	—	$—	$—	$—	$—	$—
Common Shares of Beneficial Interest issued	5,000	5	99,995	—	—	100,000
Net investment income (loss)	—	—	—	(87,989)	—	(87,989)
Net change in unrealized appreciation (depreciation) on investments and non-investment assets and liabilities	—	—	—	—	(9)	(9)
Balance, end of period	5,000	$5	$99,995	$(87,989)	$(9)	$12,002

    The following table summarizes total Shares issued and proceeds related to capital activity during the six month period ended June 30, 2022:

	Shares Issued	Proceeds
March 31, 2022	761,040	$15,220,800
June 30, 2022	1,528,780	30,545,033
Total	2,289,820	$45,765,833

The following table summarizes total Shares issued and proceeds related to capital activity during the period from Commencement through June 30, 2021:

	Shares Issued	Proceeds
May 28, 2021	5,000	$100,000
Total	5,000	$100,000

Capital transactions during the period from Commencement to June 30, 2022 were executed at an offering price at a premium to net asset value in order to effect a reallocation of previously incurred expenses to investors. Such transactions increased net asset value by $143.28 per share for the period from Commencement to June 30, 2022.

The Company computes earnings per Share in accordance with ASC 260, Earnings Per Share. Basic earnings per Share were calculated by dividing net increase (decrease) in net assets resulting from operations attributable to the Company by the weighted-average number of Shares outstanding for the period.

Basic and diluted earnings per Share were as follows:

	For the three months period ended	For the six month period ended	For the period from May 28, 2021 (Commencement) through
	June 30, 2022	June 30, 2022	June 30, 2021
Net increase (decrease) in net assets resulting from operations	$80,408	$909,820	$(87,998)
Weighted-average Shares outstanding	774,422	395,713	5,000
Basic and diluted earnings per common Share	$0.10	$2.30	$(17.60)
The following table summarizes our dividends declared since Commencement:

Date Declared	Record Date	Payment Date	Per Share Amount
June 15, 2022	June 15, 2022	July 15, 2022	$0.51
Total			$0.51

8. FINANCIAL HIGHLIGHTS
The following is a schedule of financial highlights for the six month period ended June 30, 2022:

For the six month period ended
June 30, 2022
Per Share Data:
Net asset value per Share, beginning of period	$(125.70)
Net investment income (loss) (1)	3.28
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments and non-investment assets and liabilities	(0.98)
Net increase (decrease) in net assets resulting from operations	2.30
Dividends declared (2)	(0.51)
Effect of offering price of subscriptions(2)	143.28
Net asset value per Share, end of period	$19.90
Number of Shares outstanding, end of period	2,294,820
Total return based on net asset value (3)	(116.24)%
Net assets, end of period	$45,656,494
Ratio to average net assets (4):
Expenses before incentive fees and waivers and reimbursements of expenses	5.04%
Expenses after incentive fees excluding waivers and reimbursements of expenses	5.04%
Expenses after incentive fees and waivers and reimbursements of expenses	(3.29)%
Net investment income (loss)	6.44%
Ratios/Supplemental Data:
Portfolio turnover	7.08%
Total committed capital, end of period	$215,765,000
Ratio of total contributed capital to total committed capital, end of period	21.26%
Weighted-average Shares outstanding	395,713
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

9. LITIGATION
The Company may become party to certain lawsuits in the ordinary course of business. The Company does not believe that the outcome of current matters, if any, will materially impact the Company or its financial statements. As of June 30, 2022 and December 31, 2021, the Company was not subject to any material legal proceedings, nor, to the Company’s knowledge, is any material legal proceeding threatened against the Company.
In addition, portfolio investments of the Company could be the subject of litigation or regulatory investigations in the ordinary course of business. The Company does not believe that the outcome of any current contingent liabilities of its portfolio investments, if any, will materially affect the Company or these financial statements.
10. TAX
The Company has not recorded a liability for any uncertain tax positions pursuant to the provisions of ASC 740, Income Taxes, as of June 30, 2022.
In the normal course of business, the Company is subject to examination by federal and certain state, local and foreign tax regulators. As of June 30, 2022, the Company has not yet filed any tax returns and therefore is not yet subject to examination.
The Company’s taxable income for each period is an estimate and will not be finally determined until the Company files its tax return for each year. Therefore, the final taxable income earned in each period and carried forward for distribution in the following period, may be different than this estimate. The Company has not had any distributions since inception.
11. SUBSEQUENT EVENTS
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

We are externally managed by our Investment Adviser, an investment adviser registered under the Investment Advisers Act of 1940, as amended. Our Administrator provides the administrative services necessary for us to operate. Both our Investment Adviser and our Administrator are wholly owned subsidiaries of Carlyle Investment Management L.L.C., a subsidiary of Carlyle. As of June 30, 2022, our Investment Adviser’s investment team included more than 180 investment professionals across the Carlyle Global Credit segment. Subject to certain delegated authorities, our Investment Adviser’s investment committee is responsible for reviewing and approving our investment opportunities. The members of the investment committee have experience investing through different credit cycles. Our Investment Adviser’s investment committee comprises several of the most senior credit professionals within the Carlyle Global Credit segment, with backgrounds and expertise across asset classes and over 26 years of average industry experience and 10 years of average tenure. The Investment Committee has delegated approval of certain amendments, follow-on investments with existing borrowers, investments below certain size thresholds (existing or new platforms), and other matters as determined by the Investment Committee to a screening committee. In addition, our Investment Adviser and its investment team are supported by a team of finance, operations and administrative professionals currently employed by Carlyle Employee Co., a wholly owned subsidiary of Carlyle.
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
Revenue
We generate revenue primarily in the form of interest income on debt investments we hold. In addition, we generate income from dividends on direct equity investments, capital gains on the sales of loans and debt and equity securities and various loan origination and other fees. We expect our debt investments to generally have a stated term of five to eight years and generally bear interest at a floating rate usually determined on the basis of a benchmark such as LIBOR or SOFR. Interest on these debt investments is generally paid quarterly. In some instances, we receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments fluctuates significantly from period to period. Our portfolio activity also reflects the proceeds of sales of securities. We may also generate revenue in the form of commitment, origination, amendment, structuring or due diligence fees, fees for providing managerial assistance and consulting fees.
Expenses
Our primary operating expenses, subject to the terms of the Expense Support and Conditional Reimbursement Agreement with our Investment Adviser (the “Reimbursement Agreement”), include the payment of: (i) investment advisory fees, including management fees and incentive fees, to our Investment Adviser pursuant to an investment advisory agreement (the “Investment Advisory Agreement”) between us and our Investment Adviser; (ii) costs and other expenses and our allocable portion of overhead incurred by our Administrator in performing its administrative obligations under an administration agreement (the “Administration Agreement”) between us and our Administrator; and (iii) other operating expenses as detailed below:

•our organizational expenses and offering costs relating to the offering of the Company’s common shares of beneficial interest, par value $0.001 per share (the “Shares”) incurred on or prior to the Final Closing Date (as defined below) (collectively, the “Organizational and Offering Costs”) (the amount of Organizational and Offering Costs in excess of 0.15% of our total capital commitments to be paid by our Investment Adviser and the offering costs to be amortized over the 12 months beginning on Commencement; to the extent the Company’s total capital commitments later increase, the Investment Adviser or its affiliates may be reimbursed by the Company for past payments of excess Organizational and Offering Costs made on the Company’s behalf provided that the total Organizational and Offering Costs borne by the Company do not exceed 0.15% of total capital commitments and provided further that the Investment Adviser or its affiliates may not be reimbursed for payment of excess Organizational and Offering Costs that were incurred more than three years prior to the proposed reimbursement);
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
•the Company’s fees and expenses related to any Liquidity Event (as defined in Note 4, Related Party Transactions, to the financial statements included in Part I, Item 1 of this Form 10-Q) and/or Exchange Transaction; and
•all other expenses incurred by either our Administrator or us in connection with administering our business, including payments under the Administration Agreement for administrative services that will be equal to an amount that would reimburse the Administrator for its costs and expenses and our allocable portion of overhead incurred by the Administrator in performing its obligations under the Administration Agreement, including compensation paid to or compensatory distributions received by our officers (including our Chief Compliance Officer and Chief Financial Officer) and any of their respective staff who provide services to us, operations staff who provide services to us, and internal audit staff in their role of performing our Sarbanes-Oxley Act internal control assessment.

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
PORTFOLIO AND INVESTMENT ACTIVITY
Below is a summary of certain characteristics of our investment portfolio as of June 30, 2022 and December 31, 2021.

	As of
	June 30, 2022	December 31, 2021
Number of investments	44	26
Number of portfolio companies	39	22
Number of industries	19	14
Percentage of total investment fair value:
First Lien Debt	99.9%	85.2%
Second Lien Debt	0.1%	13.4%
Total secured debt	100.0%	98.6%
Equity investments	—%	1.4%
Percentage of debt investment fair value:
Floating rate (1)	100.0%	100.0%
Fixed interest rate	—%	—%
(1) Primarily subject to interest rate floors.
Our investment activity for the three month period ended June 30, 2022 and for the period from Commencement through June 30, 2021 is presented below (information presented herein is at amortized cost unless otherwise indicated):

	For the three month period ended	For the period from May 28, 2021 (Commencement) through
	June 30, 2022	June 30, 2021
Investments:
Total investments, beginning of period	$130,099	$—
New investments purchased	34,297,285	28,190
Net accretion of discount on investments	27,562	9
Investments sold or repaid	(347,403)	—
Total Investments, end of period	$34,107,543	$28,199
Principal amount of investments funded:
First Lien Debt	$34,594,044	$28,190
Second Lien Debt	181	—
Total	$34,594,225	$28,190
Principal amount of investments sold or repaid:
First Lien Debt	$(351,378)	$—
Total	$(351,378)	$—
Number of new funded investments	12	2
Average amount of new funded investments	$2,936,611	$14,095
Percentage of new funded debt investments at floating interest rates	100%	—%
Percentage of new funded debt investments at fixed interest rates	—%	100%

As of June 30, 2022 and December 31, 2021, investments consisted of the following:

	June 30, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First Lien Debt	$34,090,291	$33,703,697	$98,918	$98,937
Second Lien Debt	15,482	15,340	15,190	15,507
Equity Investments	1,770	1,833	1,675	1,675
Total	$34,107,543	$33,720,870	$115,783	$116,119
The weighted average yields (1) for our first and second lien debt, based on the amortized cost and fair value as of June 30, 2022 and December 31, 2021, were as follows:

	June 30, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First Lien Debt	8.25%	8.35%	7.44%	7.44%
Second Lien Debt	9.96%	10.06%	9.32%	9.13%
First and Second Lien Debt Total	8.25%	8.35%	7.70%	7.68%

(1)Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of June 30, 2022 and December 31, 2021. Weighted average yield on debt and income producing securities at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of original issue discount ("OID") and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at fair value included in such securities. Weighted average yield on debt and income producing securities at amortized cost is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at amortized cost included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented above.
Total weighted average yields (which includes the effect of accretion of discount and amortization of premiums) of our first and second lien debt investments as measured on an amortized cost basis increased from 7.70% to 8.25% from December 31, 2021 to June 30, 2022 due to an increase in weighted average interest rates and higher weighted average yields on new fundings.
As of June 30, 2022 and December 31, 2021, all of our first and second lien debt investments were performing and current on their interest payments. See the Schedule of Investments as of June 30, 2022 and December 31, 2021 in our financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on our investments, including a list of companies and type and amount of investments.
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

Our Investment Adviser monitors and, when appropriate, changes the risk ratings assigned to each debt investment in our portfolio. Our Investment Adviser reviews our investment ratings in connection with our quarterly valuation process. The below table summarizes the Internal Risk Ratings assigned as of June 30, 2022 and December 31, 2021.

	June 30, 2022		December 31, 2021
	Fair Value	% of Fair Value	Fair Value	% of Fair Value
(dollar amounts in millions)
Internal Risk Rating 1	$—	—%	$—	—%
Internal Risk Rating 2	33,699,683	99.9	114,444	100.0
Internal Risk Rating 3	19,354	0.1	—	—
Internal Risk Rating 4	—	—	—	—
Internal Risk Rating 5	—	—	—	—
Total	$33,719,037	100.0%	$114,444	100.0%
As of June 30, 2022 and December 31, 2021, the weighted average Internal Risk Rating of our debt investment portfolio was 2.0 and 2.0, respectively, and none of our debt investments were assigned an Internal Risk Rating of 4-5.
RESULTS OF OPERATIONS
For the three and six month periods ended June 30, 2022 and for the period from Commencement through June 30, 2021
The net increase or decrease in net assets from operations may vary substantially from period to period as a result of various factors, including the recognition of realized gains and losses and net change in unrealized appreciation and depreciation. As a result, quarterly comparisons may not be meaningful.

Investment Income
Investment income for the three and six month periods ended June 30, 2022 and for the period from Commencement through June 30, 2021 was as follows:

	For the three month period ended	For the six month period ended	For the period from May 28, 2021 (Commencement) through
	June 30, 2022	June 30, 2022	June 30, 2021
First Lien Debt	$587,245	$633,143	$173
Second Lien Debt	344	688	—
Equity Investments	1	50	—
Total investment income	$587,590	$633,881	$173
Interest income on our first and second lien debt investments is dependent on the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of June 30, 2022 and December 31, 2021, there were no first or second lien debt investments on non-accrual status.
Net investment income for the three and six month periods ended June 30, 2022 and for the period from Commencement through June 30, 2021was as follows:

	For the three month period ended	For the six month period ended	For the period from May 28, 2021 (Commencement) through
	June 30, 2022	June 30, 2022	June 30, 2021
Total investment income	$587,590	$633,881	$173
Total Expenses	605,926	1,015,889	88,162
Less waivers and reimbursements of expenses (Note 4)	(484,337)	(1,678,855)	—
Expenses after waivers and reimbursements of expenses	121,589	(662,966)	88,162
Net investment income (loss)	$466,001	$1,296,847	$(87,989)

Waivers and reimbursement of expenses represents the amounts reimbursed by the Investment Adviser pursuant to the Reimbursement Agreement. See Note 4, Related Party Transactions, to the Financial Statements included in Part I, Item 1 of this Form 10-Q for more information on the expense waivers and reimbursement of expenses.
Expenses
Expenses, before giving effect to any waivers or reimbursement of expenses, for the three and six month periods ended June 30, 2022 and for the period from May 28, 2021 (Commencement) through June 30, 2021 comprised the following:

	For the three month period ended	For the six month period ended	For the period from May 28, 2021 (Commencement) through
	June 30, 2022	June 30, 2022	June 30, 2021
Organizational expenses	$33,356	$35,791	$27,774
Offering costs	25,377	60,006	2,284
Professional fees	133,173	284,201	15,000
Administrative service fees	37,099	37,099	—
Interest expense	169,820	169,820	—
Credit facility fees	22,804	22,804	—
Trustees’ fees and expenses	85,250	183,622	17,654
Other general and administrative	99,047	222,546	25,450
Total expenses	$605,926	$1,015,889	$88,162
Less waivers and reimbursements of expenses (Note 4)	(484,337)	(1,678,855)	—
Expenses after waivers and reimbursements of expenses	$121,589	$(662,966)	$88,162
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
Net Change in Unrealized Appreciation (Depreciation) on Investments
During the three month period ended June 30, 2022, we recorded a change in unrealized appreciation on 6 investments totaling approximately $8,832 and a change in unrealized depreciation on 32 investments of approximately $394,408.
During the six month period ended June 30, 2022, we recorded a change in unrealized appreciation on 6 investments totaling approximately $8,796 and a change in unrealized depreciation on 32 investments of approximately $395,805.

Net realized gain (loss) and net change in unrealized appreciation (depreciation) for the three and six month periods ended June 30, 2022 and for the period from Commencement through June 30, 2021 were as follows:

	For the three month period ended	For the six month period ended	For the period from May 28, 2021 (Commencement) through
	June 30, 2022	June 30, 2022	June 30, 2021
Net realized gain (loss) on investments	$—	$—	$—
Net change in unrealized appreciation (depreciation) on investments	(385,576)	(387,009)	(9)
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments	$(385,576)	$(387,009)	$(9)
Net realized gain (loss) and net change in unrealized appreciation (depreciation) by the type of investments for the three and six month periods ended June 30, 2022 and for the period from Commencement through June 30, 2021 were as follows:

	For the three month period ended		For the six month period ended		For the period from May 28, 2021 (Commencement) through
	June 30, 2022		June 30, 2022		June 30, 2021
	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)
First Lien Debt	$—	$(385,286)	$—	$(386,613)	$—	$(9)
Second Lien Debt	—	(345)	—	(459)	—	—
Equity Investments	—	55	—	63	—	—
Total	$—	$(385,576)	$—	$(387,009)	$—	$(9)

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
The Company entered into a senior secured revolving credit agreement on April 22, 2022 (the “Subscription Facility”). The Subscription Facility provides for secured borrowings of $45 million. The maximum principal amount is subject to availability under the Subscription Facility, which is based on certain of the Company’s investor equity capital commitments and a percentage determined in the lender’s reasonable discretion to account for foreign exchange volatility. The Subscription Facility has a maturity date of April 22, 2024. The Company may borrow amounts in U.S. Dollars or certain other permitted currencies. Borrowings under the Subscription Facility bear interest currently at SOFR plus an applicable spread of 2.40% per year. The Company also pays a fee of 0.40% per year on undrawn amounts under the Subscription Facility.
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
For more information on the Credit Facilities, see Note 5, Borrowings, to the financial statements in Part I, Item 1 of this Form 10-Q.

As of June 30, 2022 and December 31, 2021, the Company had $31,061,884 and $185,010, respectively, in cash and cash equivalents. The Subscription Facility consisted of the following as of June 30, 2022:

	June 30, 2022
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Subscription Facility	$45,000,000	$19,650,000	$25,350,000	$20,606,588

(1)The unused portion is the amount upon which commitment fees are based.
(2)Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.
Equity Activity
Shares issued as of June 30, 2022 and December 31, 2021 were 2,294,820 and 5,000, respectively. The following table summarizes activity in the number of Shares outstanding during the six months ended June 30, 2022 and for the period from Commencement through June 30, 2021:

	For the six months ended	For the period from May 28, 2021 (Commencement) through
	June 30, 2022	June 30, 2021
Shares outstanding, beginning of period	5,000	—
Common shares of beneficial interest issued	2,289,820	5,000
Shares outstanding, end of period	2,294,820	5,000
OFF BALANCE SHEET ARRANGEMENTS
In the ordinary course of our business, we enter into contracts or agreements that contain indemnifications or warranties. Future events could occur which may give rise to liabilities arising from these provisions against us. We believe that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in these financial statements as of June 30, 2022 and December 31, 2021 included in Part I, Item 1 of this Form 10-Q for any such exposure.
We are currently and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments.
We had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of June 30, 2022 and December 31, 2021:

	Par Value as of
	June 30, 2022	December 31, 2021
Unfunded delayed draw commitments	$62,472,207	$15,514,683
Unfunded revolving commitments	6,091,442	7,586
Total unfunded commitments	$68,563,649	$15,522,269
DIVIDENDS AND DISTRIBUTIONS TO SHAREHOLDERS
The following table summarizes our dividends declared since Commencement:

Date Declared	Record Date	Payment Date	Per Share Amount
June 15, 2022	June 15, 2022	July 15, 2022	$0.51
Total			$0.51

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
In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the financial statements as of June 30, 2022 and December 31, 2021.
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
Interest Rate Risk
As of June 30, 2022, on a fair value basis, all of our debt investments bear interest at a floating rate, which primarily are subject to interest rate floors. Interest rates on the investments held within our portfolio of investments are typically based on floating LIBOR or SOFR, with many of these investments also having a reference rate floor.
Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our income in the future.
The following table estimates the potential changes in net cash flow generated from interest income, should interest rates increase or decrease by 100, 200 or 300 basis points. These hypothetical interest income calculations are based on a model of the settled debt investments in our portfolio, held as of June 30, 2022 and December 31, 2021, and are only adjusted for assumed changes in the underlying base interest rates and the impact of that change on interest income.
We regularly measure exposure to interest rate risk. We assess interest rate risk and manage interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.
Based on our Statements of Assets and Liabilities as of June 30, 2022 and December 31, 2021, the following table shows the annual impact on net investment income of base rate changes in interest rates for our settled debt investments (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

	June 30, 2022			December 31, 2021
Basis Point Change	Interest Income	Interest Expense	Net Investment Income	Interest Income	Interest Expense	Net Investment Income
Up 300 basis points	$1,245,060	$(589,500)	$655,560	$2,647	$—	$2,647
Up 200 basis points	$900,104	$(393,000)	$507,104	$1,479	$—	$1,479
Up 100 basis points	$515,516	$(196,500)	$319,016	$312	$—	$312
Down 100 basis points	$(210,672)	$196,500	$(14,172)	$—	$—	$—
Down 200 basis points	$(282,981)	$291,850	$8,869	$—	$—	$—
Down 300 basis points	$(282,991)	$291,850	$8,859	$—	$—	$—
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
Changes in Internal Controls over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
The Company may become party to certain lawsuits in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. The Company is not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against the Company. See also Note 9, Litigation, to the financial statements in Part I, Item 1 of this Form 10-Q.
Item 1A. Risk Factors.
In addition to the other information set forth within this Form 10-Q, consideration should be given to the information disclosed in “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2021.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Except as previously reported by the Company on a Current Report on Form 8-K filed by the Company on June 21, 2022, the Company did not sell any equity securities during the period covered in this report that were not registered under the Securities Act of 1933, as amended.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Not applicable.
Item 6. Exhibits.

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

CARLYLE SECURED LENDING III

Dated: August 12, 2022	By	/s/ Thomas M. Hennigan
Thomas M. Hennigan Chief Financial Officer (principal financial officer)