Form 10-Q
period 2022-09-30
Carlyle Secured Lending III
filed 2022-11-14
CIK 1851277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of the registrant’s common shares of beneficial interest, $0.001 par value per share, outstanding at November 14, 2022 was 3,378,880.
1

Carlyle Secured Lending III
INDEX

Part I.	Financial Information
Item 1.	Financial Statements
	Consolidated Statements of Assets and Liabilities as of September 30, 2022 (unaudited) and December 31, 2021	1
	Consolidated Statements of Operations for the three and nine month period ended September 30, 2022 (unaudited), for the three month period ended September 30, 2021, and for the period from May 28, 2021 (Commencement) through September 30, 2021	2
	Consolidated Statements of Changes in Net Assets for the nine month period ended September 30, 2022 (unaudited) and for the period from May 28, 2021 (Commencement) through September 30, 2021	3
	Consolidated Statements of Cash Flows for the nine month period ended September 30, 2022 (unaudited) and for the period from May 28, 2021 (Commencement) through September 30, 2021	4
	Consolidated Schedules of Investments as of September 30, 2022 (unaudited) and December 31, 2021	5
	Notes to Consolidated Financial Statements (unaudited)	18
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	38
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	52
Item 4.	Controls and Procedures	53
Part II.	Other Information
Item 1.	Legal Proceedings	54
Item 1A.	Risk Factors	54
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	54
Item 3.	Defaults Upon Senior Securities	54
Item 4.	Mine Safety Disclosures	54
Item 5.	Other Information	54
Item 6.	Exhibits	54
	Signatures	55

CARLYLE SECURED LENDING III
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2022	December 31, 2021
ASSETS	(unaudited)
Investments—non-controlled/non-affiliated, at fair value (amortized cost of $106,547,933 and $115,783, respectively)	$105,479,303	$116,119
Cash and cash equivalents	35,035,206	185,010
Deferred financing costs	2,088,725	—
Deferred offering costs	97,251	56,805
Due from Investment Adviser	2,256,672	—
Interest and other income receivable from non-controlled/non-affiliated investments	1,235,155	891
Receivable for issuance of common shares of beneficial interest	147,563	—
Total assets	$146,339,875	$358,825
LIABILITIES
Secured borrowings (Note 5)	$45,820,075	$—
Short term borrowings (Note 5)	27,833,468	—
Payable for investments purchased	2,275,000	—
Interest and credit facility fees payable (Note 5)	327,024	—
Dividend payable (Note 7)	1,178,793	—
Administrative service fees payable (Note 4)	189,426	89,185
Deferred offering costs payable	254,828	136,333
Accrued organizational expenses	154,777	88,889
Deferred income	84,022	145,764
Trustees' fees and expenses payable	184,793	184,653
Other accrued expenses and liabilities	1,144,185	342,480
Total liabilities	79,446,391	987,304
Commitments and contingencies (Notes 5 and 8)
NET ASSETS
Common shares of beneficial interest, $0.001 par value; unlimited shares authorized; 3,378,880 and 5,000 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	3,379	5
Paid-in capital in excess of par value	67,396,520	99,995
Total distributable earnings (loss)	(506,415)	(728,479)
Total net assets	$66,893,484	$(628,479)
NET ASSETS PER SHARE	$19.80	$(125.70)
The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE SECURED LENDING III
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended		For the nine months ended	For the period from Commencement through
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$1,801,367	$4,891	$2,269,020	$5,062
PIK Income	3,736	28	4,115	28
Other income	281,830	29,065	447,679	29,067
Total investment income from non-controlled/non-affiliated investments	2,086,933	33,984	2,720,814	34,157
Total investment income	2,086,933	33,984	2,720,814	34,157
Expenses:
Organizational expenses (Note 2)	30,097	34,234	65,888	62,008
Offering cost expense (Note 2)	18,045	10,446	78,051	12,730
Professional fees	231,810	106,426	516,011	121,426
Administrative service fees (Note 4)	63,142	46,315	100,241	46,315
Interest expense (Note 5)	600,335	—	770,155	—
Credit facility fees (Note 5)	21,923	—	44,727	—
Trustees’ fees and expenses (Note 4)	119,518	76,000	303,140	93,654
Other general and administrative	75,299	50,555	297,845	76,005
Total expenses	1,160,169	323,976	2,176,058	412,138
Less waivers and reimbursements of expenses (Note 4)	(577,817)	—	(2,256,672)	—
Expenses after waivers and reimbursements of expenses	582,352	323,976	(80,614)	412,138
Net investment income (loss)	1,504,581	(289,992)	2,801,428	(377,981)
Net realized gain (loss) and change in unrealized appreciation (depreciation):
Currency gains (losses) on non-investment assets and liabilities	(17,989)	—	(17,989)	—
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/non-affiliated investments	(681,953)	703	(1,068,962)	694
Net change in unrealized currency gains (losses) on non-investment assets and liabilities	77,401	(2)	77,383	(2)
Net realized and unrealized gain (loss) on investments and non-investment assets and liabilities	(622,541)	701	(1,009,568)	692
Net increase (decrease) in net assets resulting from operations	$882,040	$(289,291)	$1,791,860	$(377,289)
Basic and diluted earnings per common share (Note 7)	$0.38	$(57.86)	$1.70	$(75.46)
Weighted-average shares of common shares of beneficial interest outstanding—Basic and Diluted (Note 7)	2,344,168	5,000	1,055,359	5,000
The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE SECURED LENDING III
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(unaudited)

	For the nine months ended	For the period from Commencement through
	September 30, 2022	September 30, 2021
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$2,801,428	$(377,981)
Net realized gain (loss) on investments and non-investment assets and liabilities	(17,989)	—
Net change in unrealized appreciation (depreciation) on investments	(1,068,962)	692
Net change in unrealized appreciation (depreciation) on non-investment assets and liabilities	77,383	—
Net increase (decrease) in net assets resulting from operations	1,791,860	(377,289)
Capital transactions:
Common shares of beneficial interest issued	66,954,250	100,000
Dividend reinvestment	345,649	—
Dividends declared	(1,569,796)	—
Net increase (decrease) in net assets resulting from capital share transactions	65,730,103	100,000
Net increase (decrease) in net assets	67,521,963	(277,289)
Net assets at beginning of period	(628,479)	—
Net assets at end of period	$66,893,484	$(277,289)
The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE SECURED LENDING III
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the nine months ended	For the period from Commencement through
	September 30, 2022	September 30, 2021
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$1,791,860	$(377,289)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	175,500	—
Amortization of deferred offering costs	78,052	12,730
Net accretion of discount on investments	(134,571)	(63)
Paid-in-kind interest	(4,115)	(28)
Net realized (gain) loss on investments and non-investment assets and liabilities	17,989	—
Net change in unrealized (appreciation) depreciation on investments	1,068,962	(694)
Net change in unrealized currency (gains) losses on non-investment assets and liabilities	(77,383)	—
Cost of investments purchased and change in payable for investments purchased	(105,109,293)	(84,794)
Proceeds from sales and repayments of investments	1,072,824	1,369
Changes in operating assets:
Interest and other income receivable	(1,234,264)	(29,246)
Due from Investment Adviser	(2,256,672)	—
Changes in operating liabilities:
Interest and credit facility fees payable	327,024	—
Administrative service fees payable	100,241	46,315
Accrued organizational expenses	65,888	62,008
Deferred income	(61,742)	150,879
Trustees' fees and expenses payable	140	93,654
Other accrued expenses and liabilities	801,705	197,431
Net cash provided by (used in) operating activities	(103,377,855)	72,272
Cash flows from financing activities:
Proceeds from issuance of common shares of beneficial interest, net of change in receivable for issuance of common shares of beneficial interest	66,806,687	100,000
Borrowings on the Credit Facilities	72,897,475	—
Repayments of the Credit Facilities	(27,000,000)	—
Proceeds from Short Term Borrowings	27,833,468	—
Dividends paid in cash	(45,354)	—
Debt issuance costs paid	(2,264,225)	—
Net cash provided by (used in) financing activities	138,228,051	100,000
Net increase (decrease) in cash and cash equivalents	34,850,196	172,272
Cash and cash equivalents, beginning of period	185,010	—
Cash and cash equivalents, end of period	$35,035,206	$172,272
Supplemental disclosures:
Deferred financing cost due	$1,765,000	$—
Interest paid during the period	$305,582	$—
Dividends reinvested during the period	$345,649	$—
Dividends declared during the period	$1,569,796	$—
The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE SECURED LENDING III
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2022
(unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)	% of Net Assets
First Lien Debt (97.3% of fair value)
ADPD Holdings, LLC	^#	(2)(3)(9)(10)	Consumer Services	SOFR	6.00%	8.69%	8/16/2022	8/15/2028	$7,124,720	$6,839,255	$6,834,249	10.22%
Alpine Acquisition Corp II	+#	(2)(3)(9)(10)	Transportation: Cargo	SOFR	5.50%	8.42%	4/19/2022	11/30/2026	9,762,030	9,574,018	9,390,562	14.04
Ascend Buyer, LLC	#	(2)(3)(10)	Containers, Packaging & Glass	LIBOR	5.75%	9.42%	9/30/2021	9/30/2028	4,233	4,152	4,156	0.01
Associations, Inc.	#	(2)(3)(10)	Construction & Building	LIBOR	4.00%, 2.50% PIK	9.88%	7/2/2021	7/2/2027	349,940	294,828	211,052	0.31
BlueCat Networks (USA) Inc.	+#	(2)(3)(10)	High Tech Industries	SOFR	5.75%	8.77%	8/8/2022	8/8/2028	6,422,470	6,206,170	6,201,534	9.27
DCA Investment Holding LLC	#	(2)(3)(10)	Healthcare & Pharmaceuticals	SOFR	6.00%	9.97%	2/25/2022	4/3/2028	2,250	2,228	2,161	0.00
Denali Midco 2, LLC	^#	(2)(3)(9)(10)	Consumer Services	SOFR	6.50%	9.45%	9/15/2022	12/22/2027	2,500,000	2,202,165	2,200,000	3.29
Dwyer Instruments, Inc.	^#	(2)(3)(10)	Capital Equipment	LIBOR	6.00%	9.38%	7/21/2021	7/21/2027	8,109,705	7,840,483	7,898,476	11.81
Eliassen Group, LLC	+#	(2)(3)(10)	Business Services	SOFR	5.75%	9.30%	4/14/2022	4/14/2028	8,104,965	7,939,131	7,955,216	11.89
Ellkay, LLC	#	(2)(3)(10)	Healthcare & Pharmaceuticals	LIBOR	6.25%	9.52%	9/14/2021	9/14/2027	3,536	3,468	3,289	0.00
Excel Fitness Holdings, Inc.	^#	(2)(3)(9)(10)	Leisure Products & Services	SOFR	5.25%	8.08%	4/29/2022	4/29/2029	4,197,813	4,107,674	4,029,112	6.02
Excelitas Technologies Corp.	#	(2)(3)(9)(10)	Capital Equipment	SOFR	5.75%	8.58%	8/12/2022	8/12/2029	3,244,044	3,121,613	3,119,467	4.66
Excelitas Technologies Corp.	#	(2)(3)	Capital Equipment	EURIBOR	5.75%	6.08%	8/12/2022	8/12/2029	€1,190,337	1,197,407	1,143,258	1.71
FPG Intermediate Holdco, LLC	#	(2)(3)(9)(10)	Consumer Services	SOFR	6.50%	9.20%	8/5/2022	3/5/2027	42,811	(196,207)	(204,376)	(0.31)
Guidehouse LLP	#	(2)(3)	Sovereign & Public Finance	LIBOR	6.25%	9.37%	9/30/2022	10/16/2028	79,704	78,111	78,110	0.12
Hercules Borrower LLC	#	(2)(3)(10)	Environmental Industries	LIBOR	5.50%	9.67%	9/10/2021	12/14/2026	1,013	981	901	0.00
Hoosier Intermediate, LLC	#	(2)(3)(10)	Healthcare & Pharmaceuticals	LIBOR	5.50%	8.56%	11/15/2021	11/15/2028	4,313	4,225	4,061	0.01
HS Spa Holdings Inc.	^#	(2)(3)(10)	Consumer Services	SOFR	5.75%	7.51%	6/2/2022	6/2/2029	862,664	843,704	834,779	1.25
Individual FoodService Holdings, LLC	#	(2)(3)	Wholesale	LIBOR	6.25%	9.48%	1/6/2022	11/22/2025	4,835	4,759	4,783	0.01
IQN Holding Corp.	#	(2)(3)(10)	Business Services	SOFR	5.50%	8.41%	5/2/2022	5/2/2029	2,187,029	2,131,338	2,150,601	3.21
Jeg's Automotive, LLC	#	(2)(3)(10)	Automotive	LIBOR	5.75%	9.34%	12/22/2021	12/22/2027	4,004	3,916	3,845	0.01
Kaseya, Inc.	#	(2)(3)(10)	High Tech Industries	SOFR	5.75%	8.28%	6/23/2022	6/23/2029	993,754	878,365	860,633	1.29
LinQuest Corporation	#	(2)(3)(10)	Aerospace & Defense	LIBOR	5.75%	9.10%	7/28/2021	7/28/2028	—	—	—	0.00
LVF Holdings, Inc.	#	(2)(3)(10)	Beverage & Food	LIBOR	6.25%	9.91%	6/10/2021	6/10/2027	20,814	20,432	19,271	0.03
Material Holdings, LLC	#	(2)(3)(10)	Business Services	SOFR	6.00%	9.64%	8/19/2021	8/19/2027	4,319	4,174	3,919	0.01
Maverick Acquisition, Inc.	#	(2)(3)(10)	Aerospace & Defense	LIBOR	6.25%	9.92%	6/1/2021	6/1/2027	21,816	21,425	19,219	0.03
Medical Manufacturing Technologies, LLC	#	(2)(3)(9)(10)	Healthcare & Pharmaceuticals	SOFR	5.75%	9.40%	12/23/2021	12/23/2027	2,837	2,767	2,760	—
MMIT Holdings, LLC	#	(2)(3)(10)	High Tech Industries	LIBOR	6.25%	9.92%	9/15/2021	9/15/2027	2,763	2,713	2,751	—

CARLYLE SECURED LENDING III
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of September 30, 2022
(unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)	% of Net Assets
NEFCO Holding Company LLC	^#	(2)(3)(9)(10)	Construction & Building	SOFR	6.50%	9.22%	8/5/2022	8/5/2028	$3,610,869	$3,461,149	$3,457,717	5.17%
North Haven Fairway Buyer, LLC	^#	(2)(3)(10)	Consumer Services	LIBOR	5.75%	8.65%	5/17/2022	5/17/2028	13,043,050	12,740,368	12,713,311	19.01
Oak Purchaser, Inc.	^#	(2)(3)(10)	Business Services	SOFR	5.50%	9.48%	4/28/2022	4/28/2028	3,762,671	3,694,392	3,725,148	5.57
PF Atlantic Holdco 2, LLC	#	(2)(3)(10)	Leisure Products & Services	LIBOR	5.50%	8.77%	11/12/2021	11/12/2027	3,439	3,353	3,353	0.00
Project Castle, Inc.	^#	(2)(3)	Capital Equipment	SOFR	5.50%	9.05%	6/24/2022	6/1/2029	1,000,000	897,331	842,500	1.26
PXO Holdings I Corp.	#	(2)(3)(9)(10)	Chemicals, Plastics & Rubber	SOFR	5.25%	8.21%	3/8/2022	3/8/2028	4,279	4,190	4,124	0.01
Quantic Electronics, LLC	#	(2)(3)(10)	Aerospace & Defense	LIBOR	6.25%	9.89%	8/17/2021	3/1/2027	7,143	6,983	6,778	0.01
RSC Acquisition, Inc.	#	(2)(3)(9)(10)	Diversified Financial Services	SOFR	5.50%	8.38%	5/31/2022	11/1/2026	1,998,516	1,903,022	1,560,814	2.33
Smarsh Inc.	#	(2)(3)(10)	Software	SOFR	6.50%	10.05%	2/18/2022	2/18/2029	816	796	763	—
Spotless Brands, LLC	+#	(2)(3)(9)(10)	Consumer Services	SOFR	6.50%	9.09%	6/21/2022	7/25/2028	7,360,435	7,076,931	6,942,023	10.38
The Carlstar Group LLC	^#	(2)(3)(9)(10)	Automotive	SOFR	6.50%	9.15%	7/8/2022	7/8/2027	7,314,286	7,126,036	7,133,170	10.66
TIBCO Software Inc.	#	(2)(3)	High Tech Industries	SOFR	4.50%	8.09%	9/30/2022	3/31/2029	2,500,000	2,275,000	2,240,175	3.35
Trafigura Trading LLC	#	(2)(3)(8)(9)(10)	Metals & Mining	SOFR	8.35%	12.11%	7/26/2021	10/5/2022	2,474	2,436	2,447	—
Tufin Software North America, Inc.	^#	(2)(3)(9)(10)	Software	SOFR	7.00%	10.06%	8/17/2022	8/17/2028	7,160,317	7,012,303	7,008,346	10.48
USALCO, LLC	#	(2)(3)	Chemicals, Plastics & Rubber	LIBOR	6.00%	9.67%	10/19/2021	10/19/2027	4,963	4,876	4,768	0.01
USR Parent Inc.	^#	(2)(3)	Retail	SOFR	7.60%	10.11%	4/22/2022	4/25/2027	4,333,333	4,293,127	4,147,937	6.20
Wineshipping.com LLC	#	(2)(3)(10)	Beverage & Food	LIBOR	5.75%	7.63%	10/29/2021	10/29/2027	3,644	3,567	3,425	0.01
Yellowstone Buyer Acquisition, LLC	#	(2)(3)	Consumer Goods: Durable	LIBOR	5.75%	8.80%	9/13/2021	9/13/2027	1,980	1,946	1,899	—
First Lien Debt Total										$103,641,101	$102,572,487	153.34%
Second Lien Debt (0.0% of fair value)
11852604 Canada Inc. (Canada)	#	(2)(3)(6)	Healthcare & Pharmaceuticals	LIBOR	9.50% (100% PIK)	13.17%	9/30/2021	9/30/2028	$3,672	$3,601	$3,571	0.01%
AP Plastics Acquisition Holdings, LLC	#	(2)(3)	Chemicals, Plastics & Rubber	LIBOR	7.50%	10.49%	8/10/2021	8/10/2029	10,000	9,754	9,790	0.01
Blackbird Purchaser, Inc.	#	(2)(3)(10)	Capital Equipment	LIBOR	7.50%	10.62%	12/14/2021	4/8/2027	2,299	2,246	2,185	0.00
Second Lien Debt Total										$15,601	$15,546	0.02%

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
Equity Investments (2.7% of fair value)
Blackbird Holdco, Inc.	#	(7)	Capital Equipment	12/14/2021	2	$1,739	$1,753	0.00%

CARLYLE SECURED LENDING III
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of September 30, 2022
(unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
Buckeye Parent, LLC	#	(7)	Automotive	12/22/2021	44	$44	$40	0.00%
GB Vino Parent, L.P.	#	(7)	Beverage & Food	10/29/2021	—	18	13	0.00
NearU Holdings LLC	#	(7)	Consumer Services	8/16/2022	4,941	494,071	494,071	0.74
NEFCO Holding Company LLC	#	(7)	Construction & Building	8/5/2022	154	153,816	153,820	0.23
Pascal Ultimate Holdings, L.P	#	(7)	Capital Equipment	7/21/2021	4	36	63	0.00
Picard Parent, Inc.	#	(7)	High Tech Industries	9/30/2022	2,111	2,047,298	2,047,301	3.06
Profile Holdings I, LP	#	(7)	Chemicals, Plastics & Rubber	3/8/2022	—	34	34	0.00
Talon MidCo 1 Limited	#	(7)	Software	8/17/2022	19,417,476	194,175	194,175	0.29
Equity Investments Total						$2,891,231	$2,891,270	4.32%
Total investments—non-controlled/non-affiliated						$106,547,933	$105,479,303	157.68%
Total investments						$106,547,933	$105,479,303	157.68%

# Denotes that all or a portion of the assets are owned by Carlyle Secured Lending III (together with its consolidated subsidiary, "we," "us," "our," "CSL III," or the "Company"). The Company has entered into a senior secured revolving credit facility (the "Subscription Facility"). The lenders of the Subscription Facility have a first lien security interest in substantially all of the portfolio investments held by the Company (see Note 5, Borrowings, to these consolidated financial statements). Accordingly, such assets are not available to creditors of the Company's wholly owned subsidiary, Carlyle Secured Lending III SPV, L.L.C. (the "SPV").
^ Denotes that all or a portion of the assets are owned by the Company’s wholly owned subsidiary, the SPV. The SPV has entered into senior secured revolving credit facility (the “SPV Credit Facility” and, together with the Subscription Facility, the “Credit Facilities”). The lenders of the SPV Credit Facility have a first lien security interest in substantially all of the assets of the SPV (see Note 5, Borrowings). Accordingly, such assets are not available to creditors of the Company.
+ Denotes that all or a portion of the assets of the assets are pledged as collateral under a Short Term Borrowing (see Note 5, Borrowings). Accordingly, such assets are not available to creditors of the Company or the SPV.
(1)    Unless otherwise indicated, issuers of debt and equity investments held by Carlyle Secured Lending III (“the Company”) are domiciled in the United States. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of September 30, 2022, the Company does not “control” any of these portfolio companies. Under the Investment Company Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of September 30, 2022, the Company is not an “affiliated person” of any of these portfolio companies. Certain portfolio company investments are subject to contractual restrictions on sales.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR (“L”), the Secured Overnight Financing Rate (“SOFR”) or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of September 30, 2022. As of September 30, 2022, the reference rates for our variable rate loans were the 30-day LIBOR at 3.14%, the 90-day LIBOR at 3.75%, the 180-day LIBOR at 4.23%, the 30-day SOFR at 3.04%, and the 90-day SOFR at 3.59%.
(3)Loan includes interest rate floor feature, generally 1.00%.
(4)Amortized cost represents original cost, including origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion/amortization of discounts/premiums, as applicable, on debt investments using the effective interest method.
(5)Fair value is determined in good faith by CSL III Advisor, LLC, the Company’s investment adviser, as the valuation designee pursuant to Rule 2a-5 under the Investment Company Act (see Note 2, Significant Accounting Policies, and Note 3, Fair Value Measurements, to these consolidated financial statements), pursuant to the Company’s valuation policy. The fair value of all first lien and second lien debt investments and equity investments was determined using significant unobservable inputs.
(6)The Company has determined the indicated investments are non-qualifying assets under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.
(7)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act, unless otherwise noted. As of September 30, 2022, the aggregate fair value of these securities is $2,891,270, or 4.32% of the Company's net assets.

CARLYLE SECURED LENDING III
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of September 30, 2022
(unaudited)

(8)The investment is secured by receivables purchased from the portfolio company, with an implied discount of 12.11%. The investment was made via a tranched participation arrangement between the purchaser of such receivables and the Company. The investment has a secondary priority behind the rights of such purchaser.
(9)Loans include a credit spread adjustment that ranges from 0.10% to 0.26%.
(10)As of September 30, 2022, the Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans:

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount	Fair Value
First and Second Lien Debt—unfunded delayed draw and revolving term loans commitments
ADPD Holdings, LLC	Revolver	0.50%	$828,402	$(16,568)
ADPD Holdings, LLC	Delayed Draw	—	97,561	(1,951)
ADPD Holdings, LLC	Delayed Draw	—	6,263,538	(125,271)
ADPD Holdings, LLC	Delayed Draw	—	209,372	(4,187)
Alpine Acquisition Corp II	Revolver	0.50	517,051	(18,685)
Ascend Buyer, LLC	Revolver	0.50	371	(6)
Associations, Inc.	Delayed Draw	1.00	5,446,905	(130,492)
Associations, Inc.	Revolver	0.50	517	(12)
Blackbird Purchaser, Inc.	Delayed Draw	1.00	766	(28)
BlueCat Networks (USA) Inc.	Delayed Draw	0.50	68,452	(1,369)
BlueCat Networks (USA) Inc.	Delayed Draw	0.50	4,555,911	(91,118)
DCA Investment Holding, LLC	Delayed Draw	1.00	236	(9)
Denali Midco 2, LLC	Delayed Draw	1.00	7,500,000	(225,000)
Dwyer Instruments, Inc	Delayed Draw	1.00	5,946,353	(85,035)
Dwyer Instruments, Inc	Revolver	0.50	714,836	(10,222)
Eliassen Group, LLC	Delayed Draw	1.00	3,740,702	(47,289)
Ellkay, LLC	Revolver	0.50	446	(28)
Excel Fitness Holdings, Inc.	Revolver	0.50	552,188	(19,611)
Excelitas Technologies Corp.	Revolver	0.50	650,331	(13,007)
Excelitas Technologies Corp.	Delayed Draw	—	2,334,501	(46,690)
FPG Intermediate Holdco, LLC	Delayed Draw	1.00	12,316,530	(246,331)
Hercules Borrower LLC	Delayed Draw	1.00	979	(55)
Hoosier Intermediate, LLC	Revolver	0.50	667	(34)
HS Spa Holdings Inc.	Revolver	0.50	123,547	(3,493)
IQN Holding Corp.	Delayed Draw	1.00	3,217,966	(19,889)
IQN Holding Corp.	Revolver	0.50	488,923	(3,022)
Jeg's Automotive, LLC	Delayed Draw	1.00	833	(27)
Jeg's Automotive, LLC	Revolver	0.50	135	(4)
Kaseya, Inc.	Delayed Draw	0.50	4,484,917	(99,636)
Kaseya, Inc.	Revolver	0.50	513,514	(11,408)
LinQuest Corporation	Delayed Draw	1.00	10,000,000	—
LVF Holdings, Inc.	Delayed Draw	1.00	2,335	(153)

CARLYLE SECURED LENDING III
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of September 30, 2022
(unaudited)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount	Fair Value
LVF Holdings, Inc.	Revolver	0.50%	$379	$(25)
Material Holdings, LLC	Delayed Draw	—	4,495	(204)
Maverick Acquisition, Inc.	Delayed Draw	1.00	2,339	(251)
Medical Manufacturing Technologies, LLC	Delayed Draw	1.00	888	(17)
Medical Manufacturing Technologies, LLC	Revolver	0.50	181	(4)
MMIT Holdings, LLC	Revolver	0.50	202	(1)
NEFCO Holding Company LLC	Revolver	0.50	1,017,834	(20,357)
NEFCO Holding Company LLC	Delayed Draw	1.00	40,556	(811)
NEFCO Holding Company LLC	Delayed Draw	1.00	2,988,341	(59,767)
North Haven Fairway Buyer, LLC	Delayed Draw	0.50	1,097,983	(22,538)
North Haven Fairway Buyer, LLC	Revolver	0.50	1,923,077	(39,474)
Oak Purchaser, Inc.	Delayed Draw	0.50	2,962,620	(15,209)
Oak Purchaser, Inc.	Revolver	0.50	583,878	(2,997)
PF Atlantic HoldCo 2, LLC	Delayed Draw	0.75	1,190	(21)
PF Atlantic HoldCo 2, LLC	Revolver	0.50	345	(6)
PXO Holdings I Corp.	Delayed Draw	1.00	221	(7)
PXO Holdings I Corp.	Revolver	0.50	329	(11)
Quantic Electronics, LLC	Delayed Draw	1.00	2,783	(102)
RSC Acquisition, Inc.	Delayed Draw	0.50	8,319,909	(352,926)
Smarsh Inc.	Delayed Draw	1.00	204	(10)
Smarsh Inc.	Revolver	0.50	51	(3)
Spotless Brands, LLC	Delayed Draw	1.00	52,941	(1,520)
Spotless Brands, LLC	Delayed Draw	1.00	7,036,872	(201,992)
Spotless Brands, LLC	Revolver	0.50	126,135	(3,621)
The Carlstar Group LLC	Revolver	0.50	1,828,571	(36,223)
Trafigura Trading LLC	Revolver	0.50	1,026	(8)
Tufin Software North America, Inc.	Revolver	0.50	357,143	(7,143)
Tufin Software North America, Inc.	Delayed Draw	—	81,092	(1,622)
Wineshipping.com LLC	Delayed Draw	1.00	403	(20)
Wineshipping.com LLC	Revolver	0.50	398	(20)
Total unfunded commitments			$99,011,171	$(1,987,540)

CARLYLE SECURED LENDING III
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of September 30, 2022
(unaudited)

As of September 30, 2022, investments at fair value consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value
First Lien Debt	$103,641,101	$102,572,487	97.3%
Second Lien Debt	15,601	15,546	—
Equity Investments	2,891,231	2,891,270	2.7
Total	$106,547,933	$105,479,303	100.0%
The rate type of debt investments at fair value as of September 30, 2022 was as follows:

Rate Type	Amortized Cost	Fair Value	% of Fair Value of First and Second Lien Debt
Floating Rate	$103,656,702	$102,588,033	100.0%
Fixed Rate	—	—	—
Total	$103,656,702	$102,588,033	100.0%

CARLYLE SECURED LENDING III
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of September 30, 2022
(unaudited)

The industry composition of investments at fair value as of September 30, 2022 was as follows:

Industry	Amortized Cost	Fair Value	% of Fair Value
Aerospace & Defense	$28,408	$25,997	—%
Automotive	7,129,996	7,137,055	6.8
Beverage & Food	24,017	22,709	—
Business Services	13,769,035	13,834,884	13.1
Capital Equipment	13,060,855	13,007,702	12.4
Chemicals, Plastics & Rubber	18,854	18,716	—
Construction & Building	3,909,793	3,822,589	3.6
Consumer Goods: Durable	1,946	1,899	—
Consumer Services	30,000,287	29,814,057	28.3
Containers, Packaging & Glass	4,152	4,156	—
Diversified Financial Services	1,903,022	1,560,814	1.5
Environmental Industries	981	901	—
Healthcare & Pharmaceuticals	16,289	15,842	—
High Tech Industries	11,409,546	11,352,394	10.8
Leisure Products & Services	4,111,027	4,032,465	3.8
Metals & Mining	2,436	2,447	—
Retail	4,293,127	4,147,937	3.9
Software	7,207,274	7,203,284	6.8
Sovereign & Public Finance	78,111	78,110	0.1
Transportation: Cargo	9,574,018	9,390,562	8.9
Wholesale	4,759	4,783	—
Total	$106,547,933	$105,479,303	100.0%

CARLYLE SECURED LENDING III
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of September 30, 2022
(unaudited)

The geographical composition of investments at fair value as of September 30, 2022 was as follows:

Geography	Amortized Cost	Fair Value	% of Fair Value
Canada	$3,601	$3,571	—%
United States	106,544,332	105,475,732	100.0
Total	$106,547,933	$105,479,303	100.0%
The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE SECURED LENDING III
SCHEDULE OF INVESTMENTS
As of December 31, 2021

Investments—non-controlled/non-affiliated (1)	Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)	% of Net Assets
First Lien Debt (85.2% of fair value)
Ascend Buyer, LLC	(2)(3)(6)	Containers, Packaging & Glass	LIBOR	5.75%	6.50%	9/30/2021	9/30/2028	$4,279	$4,190	$4,206	(0.67)%
Associations, Inc.	(2)(3)(6)	Construction & Building	LIBOR	4.00%, 2.50% PIK	7.50%	7/2/2021	7/2/2027	8,265	8,184	8,284	(1.32)
Dwyer Instruments, Inc	(2)(3)(6)	Capital Equipment	LIBOR	5.50%	6.25%	7/21/2021	7/21/2027	8,309	8,148	8,287	(1.32)
Ellkay, LLC	(2)(3)(6)	Healthcare & Pharmaceuticals	LIBOR	5.75%	6.75%	9/14/2021	9/14/2027	3,562	3,486	3,481	(0.55)
Hercules Borrower LLC	(2)(3)(6)	Environmental Industries	LIBOR	5.50%	6.50%	9/10/2021	12/14/2026	197	159	156	(0.02)
Hoosier Intermediate, LLC	(2)(3)(6)	Healthcare & Pharmaceuticals	LIBOR	5.50%	6.50%	11/15/2021	11/15/2028	4,000	3,902	3,900	(0.62)
Jeg's Automotive, LLC	(2)(3)(6)	Automotive	LIBOR	5.75%	6.75%	12/22/2021	12/22/2027	3,750	3,651	3,650	(0.58)
LinQuest Corporation	(2)(3)(6)	Aerospace & Defense	LIBOR	5.75%	6.50%	7/28/2021	7/28/2028	—	—	—	0.00
LVF Holdings, Inc.	(2)(3)(6)	Beverage, Food & Tobacco	LIBOR	6.25%	7.25%	6/10/2021	6/10/2027	20,614	20,176	20,028	(3.19)
Material Holdings, LLC	(2)(3)(6)	Business Services	LIBOR	5.75%	6.50%	8/19/2021	8/19/2027	—	—	—	0.00
Maverick Acquisition, Inc.	(2)(3)(6)	Aerospace & Defense	LIBOR	6.00%	7.00%	6/1/2021	6/1/2027	21,971	21,525	21,448	(3.42)
Medical Manufacturing Technologies, LLC	(2)(3)(6)	Healthcare & Pharmaceuticals	SOFR	6.00%	7.00%	12/23/2021	12/23/2027	2,661	2,582	2,582	(0.41)
MMIT Holdings, LLC	(2)(3)(6)	High Tech Industries	LIBOR	6.25%	7.25%	9/15/2021	9/15/2027	2,772	2,715	2,713	(0.43)
PF Atlantic Holdco 2, LLC	(2)(3)(6)	Hotel, Gaming & Leisure	LIBOR	6.00%	7.00%	11/12/2021	11/12/2027	3,465	3,368	3,365	(0.54)
Quantic Electronics, LLC	(2)(3)(6)	Aerospace & Defense	LIBOR	6.25%	7.25%	8/17/2021	3/1/2027	5,827	5,641	5,699	(0.91)
Trafigura Trading LLC	(2)(3)(6)(9)	Metals & Mining	LIBOR	8.40%	8.75%	7/26/2021	7/18/2022	805	803	752	(0.12)
USALCO, LLC	(2)(3)	Chemicals, Plastics & Rubber	LIBOR	6.00%	7.00%	10/19/2021	10/19/2027	5,000	4,903	4,903	(0.78)
Wineshipping.com LLC	(2)(3)(6)	Beverage, Food & Tobacco	LIBOR	5.75%	6.75%	10/29/2021	10/29/2027	3,615	3,528	3,528	(0.56)
Yellowstone Buyer Acquisition, LLC	(2)(3)	Consumer Goods: Durable	LIBOR	5.75%	6.75%	9/13/2021	9/13/2027	1,995	1,957	1,955	(0.31)
First Lien Debt Total									$98,918	$98,937	(15.75)%
Second Lien Debt (13.4% of fair value)
11852604 Canada Inc. (Canada)	(2)(3)(7)	Healthcare & Pharmaceuticals	LIBOR	9.50% (100% PIK)	10.50%	9/30/2021	9/30/2028	$3,295	$3,217	$3,213	(0.51)%
AP Plastics Acquisition Holdings, LLC	(2)(3)	Chemicals, Plastics & Rubber	LIBOR	7.50%	8.25%	8/10/2021	8/10/2029	10,000	9,735	10,056	(1.60)
Blackbird Purchaser, Inc.	(2)(3)(6)	Capital Equipment	LIBOR	7.50%	8.25%	12/14/2021	4/8/2027	2,299	2,238	2,238	(0.36)
Second Lien Debt Total									$15,190	$15,507	(2.47)%

CARLYLE SECURED LENDING III
SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2021

Investments—non-controlled/non-affiliated (1)	Footnotes	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	Percentage of Net Assets
Equity Investments (1.4% of fair value)
Blackbird Holdco, Inc.	(8)	Capital Equipment	12/14/2021	2	$1,577	$1,577	(0.25)%
Buckeye Parent, LLC	(8)	Automotive	12/22/2021	44	44	44	(0.01)
GB Vino Parent, L.P.	(8)	Beverage, Food & Tobacco	10/29/2021	—	$18	$18	0.00
Pascal Ultimate Holdings, L.P	(8)	Capital Equipment	7/21/2021	4	36	36	(0.01)
Equity Investments Total					$1,675	$1,675	(0.27)%
Total investments—non-controlled/non-affiliated					$115,783	$116,119	(18.49)%
Total investments					$115,783	$116,119	(18.49)%
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
(5)Fair value is determined in good faith by or under the direction of the Board of Trustees of the Company (see Note 2, Significant Accounting Policies, and Note 3, Fair Value Measurements, to these consolidated financial statements), pursuant to the Company’s valuation policy. The fair value of all first lien and second lien debt investments and equity investments was determined using significant unobservable inputs.

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

The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE SECURED LENDING III
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
As of September 30, 2022

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
Carlyle Secured Lending III SPV, L.L.C. (the “SPV”) is a Delaware limited liability company that was formed on August 31, 2022. The SPV, which invests in first and second lien senior secured loans, is a wholly owned subsidiary of the Company and is consolidated in these consolidated financial statements commencing from the date of its formation.
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

2. SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The Company is an investment company for the purposes of accounting and financial reporting in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies (“ASC 946”). The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, the SPV. All significant intercompany balances and transactions have been eliminated. U.S. GAAP for an investment company requires investments to be recorded at fair value. The carrying value for all other assets and liabilities approximates their fair value.
The interim consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. Accordingly, certain disclosures accompanying the annual financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments considered necessary for the fair presentation of consolidated financial statements for the interim periods presented have been included. These adjustments are of a normal, recurring nature. This Form 10-Q should be read in conjunction with the Company’s annual report on Form 10-K for the period ended December 31, 2021. The results of operations for the periods presented are not necessarily indicative of the operating results to be expected for the full year.
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
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make assumptions and estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management’s estimates are based on historical experiences and other factors, including expectations of future events that management believes to be reasonable under the circumstances. It also requires management to exercise judgment in the process of applying the Company’s accounting policies. Assumptions and estimates regarding the valuation of investments and their resulting impact on management and incentive fees involve a higher degree of judgment and complexity and these assumptions and estimates may be significant to the consolidated financial statements. Actual results could differ from these estimates and such differences could be material.
Investments
Investment transactions are recorded on the trade date. Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment using the specific identification method without regard to unrealized appreciation or depreciation previously recognized, and includes investments charged off during the period, net of recoveries. Net change in unrealized appreciation or depreciation on investments as presented in the accompanying Consolidated Statements of Operations reflects the net change in the fair value of investments, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized. See Note 3, Fair Value Measurements, for further information about fair value measurements.
Cash and Cash Equivalents
Cash and cash equivalents consist of demand deposits and highly liquid investments (e.g., money market funds, U.S. treasury notes) with original maturities of three months or less. Cash equivalents are carried at amortized cost, which approximates fair value. The Company’s cash and cash equivalents are held with two large financial institutions and cash held in such financial institution may, at times, exceed the Federal Deposit Insurance Corporation insured limit. As of September 30, 2022 and December 31, 2021, the Company had no restricted cash balance.

Revenue Recognition
Interest from Investments and Realized Gain/Loss on Investments
Interest income is recorded on an accrual basis and includes the accretion of discounts and amortization of premiums. Discounts from and premiums to par value on debt investments purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method. The amortized cost of debt investments represents the original cost, including origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion of discounts and amortization of premiums, if any. The Company may have delayed draw loans in its portfolio with original issue discount (“OID”) interest received at origination. OID received prior to funding on delayed draw loans is included in deferred income in the Consolidated Statements of Assets and Liabilities. This amount is recorded and accreted into interest income over the life of the respective security using the effective interest method. At time of exit, the realized gain or loss on an investment is the difference between the amortized cost at time of exit and the cash received at exit using the specific identification method.
The Company may have loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. As of September 30, 2022 and December 31, 2021, the fair value of the loans in the portfolio with PIK provisions was $214,623 and $11,497 respectively, which represented approximately 0.2% and 9.9%, respectively, of total investments at fair value. For the three and nine month periods ended September 30, 2022, the Company earned $3,736 and $4,115, respectively, in PIK income. For the three months ended September 30, 2021 and for the period from May 28, 2021 (Commencement) through September 30, 2021, the Company earned $28 and $28, respectively, in PIK income. Prior to September 30, 2022, PIK income was included in interest income in the accompanying Consolidated Statements of Operations. Prior periods have been conformed to the current presentation.
Other Income
Other income may include income such as consent, waiver, amendment, unused, underwriting, arranger and prepayment fees associated with the Company’s investment activities as well as any fees for managerial assistance services rendered by the Company to the portfolio companies. Such fees are recognized as income when earned or the services are rendered. The Company may receive fees for guaranteeing the outstanding debt of a portfolio company. Such fees are amortized into other income over the life of the guarantee. The unamortized amount, if any, is included in other assets in the accompanying Consolidated Statements of Assets and Liabilities. For the three and nine month periods ended September 30, 2022, the Company earned $281,830 and $447,679, respectively, in other income, primarily from unused fees and arranger fees. For the three months ended September 30, 2021 and for the period from May 28, 2021 (Commencement) through September 30, 2021, the Company earned $29,065 and $29,067, respectively, in other income.
Non-Accrual Income
Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest are paid current and, in management’s judgment, are likely to remain current. Management may determine not to place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of September 30, 2022 and December 31, 2021, there were no first or second lien debt investments on non-accrual status.
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
The Company’s offering costs will be amortized over the twelve months beginning on the closing date for all closings occurring after the Initial Closing Date. The Investment Advisor has incurred $2,197,482 of Organizational and Offering Costs as of September 30, 2022, of which $409,605 would be reimbursable by the Company as of September 30, 2022 subject to the Reimbursement Agreement (as defined below) and included in accrued organizational expenses and deferred offering costs payable in the accompanying Consolidated Statements of Assets and Liabilities. For the three month period ended September 30, 2022, organizational expense and offering cost expense amounted to $30,097 and $18,045, respectively. For the nine month period ended September 30, 2022, organizational expense and offering cost expense amounted to $65,888 and $78,051, respectively. For the three month period ended September 30, 2021, organizational expense and offering cost expense amounted to $34,234 and $10,446, respectively. For the period from May 28, 2021 (Commencement) through September 30, 2021, organizational expense and offering cost expense amounted to $62,008 and $12,730, respectively.
Credit Facilities – Related Costs, Expenses and Deferred Financing Costs
The Company and the SPV have each entered into a senior secured revolving credit facility (the “Subscription Facility” and the “SPV Credit Facility,” respectively, and together, the “Credit Facilities”). Interest expense and unused commitment fees on the Credit Facilities are recorded on an accrual basis. Unused commitment fees are included in credit facility fees in the accompanying Consolidated Statements of Operations.
The Credit Facilities are recorded at carrying value, which approximates fair value.
Deferred financing costs include capitalized expenses related to the closing or amendments of the Credit Facilities. Amortization of deferred financing costs for each credit facility is computed on the straight-line basis over the respective term of each credit facility. The unamortized balance of such costs is included in deferred financing costs in the accompanying Consolidated Statements of Assets and Liabilities. The amortization of such costs is included in interest expense in the accompanying Consolidated Statements of Operations.
Income Taxes
The Company was taxed as a regular C Corporation for the initial tax year ended December 31, 2021. Beginning with the year ending December 31, 2022, for federal income tax purposes, the Company intends to elect to be treated as a RIC under the Code, and intends to make the required distributions to its shareholders as specified therein. In order to qualify as a RIC, the Company must, among other things, meet certain minimum distribution, source-of-income and asset diversification requirements. If such requirements are met, then the Company is generally required to pay income taxes only on the portion of its taxable income and gains it does not distribute.
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
The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more likely than not” to be sustained by the applicable tax authority. The SPV is a disregarded entity for tax purposes and is consolidated with the tax return of the Company. All penalties and interest associated with income taxes, if any, are included in income tax expense.

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
Dividends and distributions, if any, are paid in cash to shareholders, and may then be reinvested in shares of common stock at the election of the shareholder pursuant to the Company’s dividend reinvestment plan.

Functional Currency
The functional currency of the Company is the U.S. Dollar. Investments are generally made in the local currency of the country in which the investments are domiciled and are translated into U.S. Dollars with foreign currency translation gains or losses recorded within net change in unrealized appreciation (depreciation) on investments in the accompanying Consolidated Statements of Operations. Foreign currency translation gains and losses on non-investment assets and liabilities are separately reflected in the accompanying Consolidated Statements of Operations.
Recent Accounting Standards Updates
The Company considers the applicability and impact of all accounting standard updates (“ASU”) issued by the FASB. ASUs not listed below were assessed and either determined to be not applicable or expected to have minimal impact on the Company’s consolidated financial statements.
In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848),” which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848), which expanded the scope of Topic 848 to include derivative instruments impacted by discounting transition. ASU 2020-04 and ASU 2021-01 are effective for all entities through December 31, 2022. The expedients and exceptions provided by the amendments do not apply to contract modifications and hedging relationships entered into or evaluated after December 31, 2022, except for hedging transactions as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The Company does not expect this guidance to impact its consolidated financial statements.
3. FAIR VALUE MEASUREMENTS
The Company applies fair value accounting in accordance with the terms of Financial Accounting Standards Board ASC Topic 820, Fair Value Measurement (“ASC 820”). ASC 820 defines fair value as the amount that would be exchanged to sell an asset or transfer a liability in an orderly transfer between market participants at the measurement date. Effective September 8, 2022, the Investment Adviser, as the valuation designee pursuant to Rule 2a-5 under the Investment Company Act, determines in good faith the fair value of the Company’s investment portfolio for which market quotations are not readily available. The Investment Adviser values securities/instruments traded in active markets on the measurement date by multiplying the closing price of such traded securities/instruments by the quantity of shares or amount of the instrument held. The Investment Adviser may also obtain quotes with respect to certain of its investments, such as its securities/instruments traded in active markets and its liquid securities/instruments that are not traded in active markets, from pricing services, brokers, or counterparties (i.e., “consensus pricing”). When doing so, the Investment Adviser determines whether the quote obtained is sufficient according to U.S. GAAP to determine the fair value of the security. The Investment Adviser may use the quote obtained or alternative pricing sources may be utilized including valuation techniques typically utilized for illiquid securities/instruments.
Securities/instruments that are illiquid or for which the pricing source does not provide a valuation or methodology or provides a valuation or methodology that, in the judgment of the Investment Adviser, does not represent fair value shall each be valued as of the measurement date using all techniques appropriate under the circumstances and for which sufficient data is available. These valuation techniques may vary by investment and include comparable public market valuations, comparable precedent transaction valuations and/or discounted cash flow analyses. The process generally used to determine the applicable value is as follows: (i) the value of each portfolio company or investment is initially reviewed by the investment professionals responsible for such portfolio company or investment and, for non-traded investments (i.e. illiquid securities/instruments), a standardized template designed to approximate fair market value based on observable market inputs, updated credit statistics and unobservable inputs is used to determine a preliminary value, which is also reviewed alongside consensus pricing, where available; (ii) preliminary valuation conclusions are documented and reviewed by a valuation committee comprised of members of the Investment Adviser; (iii) the Board of Trustees engages a third-party valuation firm to provide positive assurance on portions of first lien senior secured loans, “unitranche” loans and second lien senior secured loans each quarter (such that each non-traded investment is reviewed by a third-party valuation firm at least once on a rolling twelve month basis) including a review of management’s preliminary valuation and conclusion on fair value; (iv) if applicable, prior to September 8, 2022, the Audit Committee of the Board of Trustees (the “Audit Committee”) reviewed the assessments of the Investment Adviser and the third-party valuation firm; and (v) if applicable, prior to September 8, 2022, the Board of Trustees discussed the valuation recommendations of the Audit Committee and determined the fair value of each investment in the portfolio in good faith based on the input of the Investment Adviser and, where applicable, the third-party valuation firm.
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
In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the consolidated financial statements as of September 30, 2022 and December 31, 2021.
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
Investments measured and reported at fair value are classified and disclosed based on the observability of inputs used in the determination of fair values, as follows:

•Level 1—inputs to the valuation methodology are quoted prices available in active markets for identical investments as of the reporting date. Financial instruments in this category generally include unrestricted securities, including equities and derivatives, listed in active markets. The Investment Adviser does not adjust the quoted price for these investments, even in situations where the Company holds a large position and a sale could reasonably impact the quoted price.
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
Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur. For the three and nine month periods ended September 30, 2022, there were no transfers between levels. For the three month period ended September 30, 2021 and for the period from May 28, 2021 (Commencement) through September 30, 2021, there were no transfers between levels.
The following tables summarize the Company’s investments measured at fair value on a recurring basis by the above fair value hierarchy levels as of September 30, 2022 and December 31, 2021:

	September 30, 2022
	Level 1	Level 2	Level 3	Total
Assets
First Lien Debt	$—	$—	$102,572,487	$102,572,487
Second Lien Debt	—	—	15,546	15,546
Equity Investments	—	—	2,891,270	2,891,270
Total	$—	$—	$105,479,303	$105,479,303

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
First Lien Debt	$—	$—	$98,937	$98,937
Second Lien Debt	—	—	15,507	15,507
Equity Investments	—	—	1,675	1,675
Total	$—	$—	$116,119	$116,119
The changes in the Company’s investments at fair value for which the Company has used Level 3 inputs to determine fair value and net change in unrealized appreciation (depreciation) included in earnings for Level 3 investments that continue to be held are as follows:

	Financial Assets
	For the three months ended September 30, 2022
	First Lien Debt	Second Lien Debt	Equity Investments	Total
Balance, beginning of period	$33,703,697	$15,340	$1,833	$33,720,870
Purchases	70,168,167	106	2,889,459	73,057,732
Paydowns	(724,239)	—	—	(724,239)
Accretion of discount	106,880	12	1	106,893
Net change in unrealized appreciation (depreciation)	(682,018)	88	(23)	(681,953)
Balance, end of period	$102,572,487	$15,546	$2,891,270	$105,479,303
Net change in unrealized appreciation (depreciation) included in earnings related to investments that continue to be held at the reporting date included in net change in unrealized appreciation (depreciation) on investments on the Consolidated Statements of Operations	$(682,095)	$88	$(23)	$(682,030)

	Financial Assets
	For the nine months ended September 30, 2022
	First Lien Debt	Second Lien Debt	Equity Investments	Total
Balance, beginning of period	$98,937	$15,507	$1,675	$116,119
Purchases	104,480,470	375	2,889,554	107,370,399
Paydowns	(1,072,824)	—	—	(1,072,824)
Accretion of discount	134,535	35	1	134,571
Net change in unrealized appreciation (depreciation)	(1,068,631)	(371)	40	(1,068,962)
Balance, end of period	$102,572,487	$15,546	$2,891,270	$105,479,303
Net change in unrealized appreciation (depreciation) included in earnings related to investments that continue to be held at the reporting date included in net change in unrealized appreciation (depreciation) on investments on the Consolidated Statements of Operations	$(1,068,708)	$(371)	$40	$(1,069,039)

	Financial Assets
	For the three months ended September 30, 2021
	First Lien Debt	Second Lien Debt	Equity Investments	Total
Balance, beginning of period	$27,229	$—	$—	$27,229
Purchases	44,619	12,938	36	57,593
Sales	—	—	—	—
Paydowns	(1,391)	—	—	(1,391)
Accretion of discount	50	4	—	54
Net realized gains (losses)	—	—	—	—
Net change in unrealized appreciation (depreciation)	707	(4)	—	703
Balance, end of period	$71,214	$12,938	$36	$84,188
Net change in unrealized appreciation (depreciation) included in earnings related to investments still held at the reporting date included in net change in unrealized appreciation (depreciation) on investments on the Consolidated Statements of Operations	$707	$(4)	$—	$703

	Financial Assets
	For the period from May 28, 2021 (Commencement) through September 30, 2021
	First Lien Debt	Second Lien Debt	Equity Investments	Total
Balance, beginning of period	$—	$—	$—	$—
Purchases	71,848	12,938	36	84,822
Sales	—	—	—	—
Paydowns	(1,391)	—	—	(1,391)
Accretion of discount	59	4	—	63
Net change in unrealized appreciation (depreciation)	698	(4)	—	694
Net realized gains (losses)	—	—	—	—
Balance, end of period	$71,214	$12,938	$36	$84,188
Net change in unrealized appreciation (depreciation) included in earnings related to investments that continue to be held at the reporting date included in net change in unrealized appreciation (depreciation) on investments on the Consolidated Statements of Operations	$698	$(4)	$—	$694
The Company generally uses the following framework when determining the fair value of investments that are categorized as Level 3:

Investments in debt securities are initially evaluated to determine whether the enterprise value of the portfolio company is greater than the applicable debt. The enterprise value of the portfolio company is estimated using a market approach and an income approach. The market approach utilizes market value (EBITDA) multiples of publicly traded comparable companies and available precedent sales transactions of comparable companies. The Investment Adviser carefully considers numerous factors when selecting the appropriate companies whose multiples are used to value the Company’s portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, relevant risk factors, as well as size, profitability and growth expectations. The income approach typically uses a discounted cash flow analysis of the portfolio company.
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
The following tables summarize the quantitative information related to the significant unobservable inputs for Level 3 instruments which are carried at fair value as of September 30, 2022 and December 31, 2021:

	Fair Value as of September 30, 2022	Valuation Techniques	Significant Unobservable Inputs	Range
				Low	High	Weighted Average
Investments in First Lien Debt	$72,731,735	Discounted Cash Flow	Discount Rate	6.40%	11.01%	7.50%
	29,840,752	Consensus Pricing	Indicative Quotes	97.00%	99.25%	97.93%
Total First Lien Debt	102,572,487
Investments in Second Lien Debt	15,546	Discounted Cash Flow	Discount Rate	9.63%	12.35%	10.28%
Total Second Lien Debt	15,546
Investments in Equity	2,891,270	Income Approach	Discount Rate	13.70%	13.70%	13.70%
Total Equity Investments	2,891,270
Total Level 3 Investments	$105,479,303

	Fair Value as of December 31, 2021	Valuation Techniques	Significant Unobservable Inputs	Range
				Low	High	Weighted Average
Investments in First Lien Debt	$84,687	Discounted Cash Flow	Discount Rate	6.82%	7.98%	7.61%
	14,250	Consensus Pricing	Indicative Quotes	98.00%	99.25%	98.07%
Total First Lien Debt	98,937
Investments in Second Lien Debt	13,269	Discounted Cash Flow	Discount Rate	9.05%	10.75%	9.46%
	2,238	Consensus Pricing	Indicative Quotes	98.00%	98.00%	98.00%
Total Second Lien Debt	15,507
Investments in Equity	1,675	Income Approach	Discount Rate	15.69%	15.69%	15.69%
Total Equity Investments	1,675
Total Level 3 Investments	$116,119

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
The significant unobservable inputs used in the fair value measurement of the Company’s investments in equities are discount rates. Significant increases in discount rates in isolation would result in a significantly lower fair value measurement.
Financial instruments disclosed but not carried at fair value
The following table presents the carrying value and fair value of the Company’s secured borrowings and Short Term Borrowings (as defined in Note 5. Borrowings) disclosed but not carried at fair value as of September 30, 2022 and December 31, 2021:

	September 30, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Secured borrowings	$45,820,075	$45,820,075	$—	$—
Short Term Borrowings	27,833,468	27,833,468	—	—
Total	$73,653,543	$73,653,543	$—	$—
The carrying values of the secured borrowings generally approximate their respective fair values due to their variable interest rates. The carrying values of the Short Term Borrowings generally approximate their respective fair values due to the short term duration of the agreements. Secured borrowings and Short Term Borrowings are categorized as Level 3 within the hierarchy.
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
The Investment Adviser has irrevocably agreed to waive its rights to receive any base management fee for quarterly periods ending on or prior to the date of the closing of a Liquidity Event, which means (i) a quotation or listing of the Company’s securities on a stock exchange, including through an initial public offering (an “Exchange Listing”), (ii) a transaction or series of transactions, including, but not limited to, by way of merger, division, consolidation, share exchange (including by way of an optional exchange of the Company’s shares for shares of a publicly traded BDC), recapitalization, reorganization, or sale of shares, in each case for consideration of either cash and/or publicly listed securities, or (iii) the sale of all or substantially all of the Company’s assets to, or other liquidity event with, another entity. Potential transactions for purposes of clauses (ii) and (iii) of the definition of “Liquidity Event” could include counterparties, including but not limited to other BDCs, that are advised by the Investment Adviser or its affiliates.
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

Other operating expenses means the Company’s organization and offering expenses, professional fees, trustee fees, administration fees, and other general and administrative expenses, all as determined in accordance with U.S. GAAP, and shall include the Company’s allocable portion of compensation, overhead (including rent, office equipment and utilities) and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement (as defined below). Other operating expenses shall include disbursements made by the Investment Adviser that if made by the

Company would constitute an other operating expense and does not include management fees, incentive fees and interest expense.

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

As of September 30, 2022, the estimated amount subject to reimbursement by the Company to the Investment Adviser under the agreement was $2,256,672, of which $577,817 and $2,256,672 relates to waivers and reimbursements related to expenses incurred for the three and nine month period ended September 30, 2022, respectively. There have been no reimbursements of Required Expense Payments by the Company as of September 30, 2022. All amounts eligible for recovery by the Investment Adviser at September 30, 2022 will expire three years after the first Required Expense Payment.
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
For the three and nine month periods ended September 30, 2022, the Company incurred $63,142 and $100,241, respectively, in fees under the Administration Agreement. For the three month period ended September 30, 2021 and for the period from May 28, 2021 (Commencement) through September 30, 2021, the Company incurred $46,315 and $46,315, respectively, in fees under the Administration Agreement. Fees incurred under the Administration Agreement are included in administrative service fees in the accompanying Consolidated Statements of Operations. As of September 30, 2022 and December 31, 2021, $189,426 and $89,185, respectively, was unpaid and included in administrative service fees payable in the accompanying Consolidated Statements of Assets and Liabilities.
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
For the three and nine month periods ended September 30, 2022, fees incurred in connection with the State Street Sub-Administration Agreement and the DST Sub-Administration Agreement amounted to $56,702 and $217,266, respectively. For the three month period ended September 30, 2021 and for the period from May 28, 2021 (Commencement) through September 30, 2021, fees incurred in connection with the State Street Sub-Administration Agreement and the DST Sub-Administration Agreement amounted to $40,224 and $63,324, respectively. These fees are included in other general and administrative expenses in the accompanying Consolidated Statements of Operations. As of September 30, 2022 and December 31, 2021, $297,833 and $80,568, respectively, was unpaid and included in other accrued expenses and liabilities in the accompanying Consolidated Statements of Assets and Liabilities.
Placement Fees
On June 21, 2021, the Company entered into a placement fee arrangement with TCG Capital Markets L.L.C. (“TCG”), a licensed broker dealer and an affiliate of the Investment Adviser, which may require shareholders to pay a placement fee to TCG for TCG’s services.
For the three and nine month periods ended September 30, 2022, as well as for the three month period ended September 30, 2021 and for the period from May 28, 2021 (Commencement) through September 30, 2021, TCG did not earn placement fees from the Company’s shareholder in connection with the issuance or sale of common shares of beneficial interest of the Company.
Board of Trustees
The Company’s Board of Trustees currently consists of seven members, four of whom are independent trustees. The Board of Trustees has established an audit committee and a pricing committee of the Board of Trustees, and may establish additional committees in the future. For the three and nine month periods ended September 30, 2022, the Company incurred $119,518 and $303,140, respectively, in fees and expenses associated with its Independent Trustees’ services on the Company's Board of Trustees and its committees. For the three month period ended September 30, 2021 and for the period from May 28, 2021 (Commencement) through September 30, 2021, the Company incurred $76,000 and $93,654 in fees and expenses associated with its Independent Trustees’ services on the Company Board of Trustees and its committees. These fees are included in trustees’ fees and expenses in the accompanying Consolidated Statements of Operations. As of September 30, 2022 and December 31, 2021, $184,793 and $184,653, respectively, was unpaid and included in trustees’ fees and expenses payable in the accompanying Consolidated Statements of Assets and Liabilities.
5. BORROWINGS
The Company and the SPV are party to the Credit Facilities and Short Term Borrowings as described below. In accordance with the Investment Company Act, the Company is currently only allowed to borrow amounts such that its asset coverage, as defined in the Investment Company Act, is at least 150% after such borrowing. As of September 30, 2022, asset coverage was 190.82%, and the Company and the SPV were in compliance with all covenants and other requirements under the Credit Facilities as of September 30, 2022. Below is a summary of the borrowings and repayments under the Credit Facilities for the three and nine months ended September 30, 2022.

	For the three months ended	For the nine months ended
	September 30, 2022	September 30, 2022
Outstanding borrowing, beginning of period	$19,650,000	$—
Borrowings	53,247,475	72,897,475
Repayments	(27,000,000)	(27,000,000)
Foreign currency translation	(77,400)	(77,400)
Outstanding borrowing, end of period	$45,820,075	$45,820,075

Subscription Facility
The Company entered into the Subscription Facility on April 22, 2022. The Subscription Facility provides for secured borrowings of $45 million. The maximum principal amount is subject to availability under the Subscription Facility, which is based on certain of the Company’s investor equity capital commitments and a percentage determined in the lender’s reasonable discretion to account for foreign exchange volatility. The Subscription Facility has a maturity date of April 22, 2024. The Company may borrow amounts in U.S. Dollars or certain other permitted currencies. Borrowings under the Subscription Facility bear interest at a spread to the applicable benchmark rate of 2.40% to 2.55%. The Company also pays a fee of 0.40% per year on undrawn amounts under the Subscription Facility.
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
SPV Credit Facility
The SPV entered into the SPV Credit Facility with a lender on September 30, 2022. The SPV Credit Facility provides for secured borrowings of $150 million, subject to availability under the SPV Credit Facility and restrictions imposed on borrowings under the Investment Company Act. The SPV Credit Facility has a revolving period through September 30, 2025 and a maturity date of September 30, 2030, with one one-year extension option, at the SPV’s election. The SPV may borrow amounts in U.S. Dollars. Borrowings under the SPV Credit Facility bear interest initially at the annual rate of three month term SOFR (or, if applicable, a rate based on the prime rate or federal funds rate plus 0.50%) plus 2.85%. The SPV also pays a fee of 0.30% per year on undrawn amounts under the SPV Credit Facility. Payments under the SPV Credit Facility are made quarterly.
The SPV Credit Facility is secured by a first lien security interest on substantially all of the assets of the SPV. The SPV Credit Facility includes customary covenants, certain limitations on the incurrence of additional indebtedness and liens, and other maintenance covenants, as well as usual and customary events of default for senior secured revolving credit facilities of this nature.
Summary of the Credit Facilities
The Credit Facilities consisted of the following as of September 30, 2022:

	September 30, 2022
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Subscription Facility	$45,000,000	$44,120,075	$879,925	$851,125
SPV Credit Facility	150,000,000	1,700,000	148,300,000	24,495,890
Total	$195,000,000	$45,820,075	$149,179,925	$25,347,015

(1)The unused portion is the amount upon which commitment fees are based.
(2)Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.
Short Term Borrowings
During the quarter, the Company entered into multiple participation agreements with Macquarie US Trading LLC (“Short Term Borrowings”) pursuant to which the Company granted the counterparty a 100% undivided participation interest in certain investments, as disclosed in the consolidated schedule of investments in exchange for financing secured by the principal of each investment. Each Short Term Borrowing is intended to be settled and terminated between 30 and 90 calendar days following the execution of the agreement. As of September 30, 2022, the interest rate on the Short Term Borrowing ranges from 6.04% to 6.07%. For the three and nine months ended September 30, 2022, the Company entered into Short Term Borrowings of $27,833,468, all of which was outstanding as of September 30, 2022. As of October 4, 2022, all Short Term Borrowings were settled and the participation agreements between the Company and the counterparty were terminated.

For the three and nine months ended September 30, 2022, the components of interest expense and credit facility fees were as follows:

	For the three months ended	For the nine months ended
	September 30, 2022	September 30, 2022
Interest expense	$494,197	$594,656
Facility unused commitment fee	21,923	44,727
Amortization of deferred financing costs	106,138	175,499
Total interest expense and credit facility fees	$622,258	$814,882
Cash paid for interest expense	$221,381	$305,582

Average principal debt outstanding	$37,727,654	$16,662,616
Weighted average interest rate	5.13%	3.95%
There was no interest expense or credit facility fees for the period from Commencement through September 30, 2021.
As of September 30, 2022, the components of interest and credit facility fees payable were as follows:

As of
September 30, 2022
Interest expense payable	$305,101
Unused commitment fees payable	21,923
Total interest expense and credit facility fees payable	$327,024
Weighted average interest rate (1)	5.13%
(1) Based on floating SOFR rates.
6. COMMITMENTS AND CONTINGENCIES

A summary of significant contractual payment obligations was as follows as of September 30, 2022 and December 31, 2021:

	Par Value as of
	September 30, 2022	December 31, 2021
Less than one year	$27,833,468	$—
1-3 years	44,120,075	—
3-5 years	1,700,000	—
More than 5 years	—	—
Total	$73,653,543	$—
In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnification or warranties. Future events could occur that lead to the execution of these provisions against the Company. The Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the consolidated financial statements as of September 30, 2022 and December 31, 2021 for any such exposure.

The Company currently is and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments. The Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of the indicated dates:

	Par Value as of
	September 30, 2022	December 31, 2021
Unfunded delayed draw commitments	$88,780,694	$15,514,683
Unfunded revolving commitments	10,230,477	7,586
Total unfunded commitments	$99,011,171	$15,522,269
7. NET ASSETS
In connection with its formation, the Company has the authority to issue an unlimited number of common shares of beneficial interest of the Company, par value $0.001 per share (“Shares”).
The following tables summarize capital activity during the three and nine month periods ended September 30, 2022:

	Common Shares of Beneficial Interest		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount
Balance, beginning of period	2,294,820	$2,295	$45,863,538	$177,359	$—	$(386,698)	$45,656,494
Common shares of beneficial interest issued	1,066,889	1,067	21,187,350	—	—	—	21,188,417
Dividend reinvestment	17,171	17	345,632	—		—	345,649
Net investment income (loss)	—	—	—	1,504,581	—	—	1,504,581
Net realized gain (loss)	—	—	—	—	(17,989)	—	(17,989)
Net change in unrealized appreciation (depreciation) on investments and non-investment assets and liabilities	—	—	—	—	—	(604,552)	(604,552)
Dividends declared	—	—	—	(1,179,116)	—	—	(1,179,116)
Balance, end of period	3,378,880	$3,379	$67,396,520	$502,824	$(17,989)	$(991,250)	$66,893,484

	Common Shares of Beneficial Interest		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount
Balance, beginning of period	5,000	$5	$99,995	$(728,808)	$—	$329	$(628,479)
Common Shares of Beneficial Interest issued	3,356,709	3,357	66,950,893	—	—	—	66,954,250
Dividend reinvestment	17,171	17	345,632	—	—	—	345,649
Net investment income (loss)	—	—	—	2,801,428	—	—	2,801,428
Net realized gain (loss)	—	—	—	—	(17,989)	—	(17,989)
Net change in unrealized appreciation (depreciation) on investments and non-investment assets and liabilities	—	—	—	—	—	(991,579)	(991,579)
Dividends declared	—	—	—	(1,569,796)	—	—	(1,569,796)
Balance, end of period	3,378,880	$3,379	$67,396,520	$502,824	$(17,989)	$(991,250)	$66,893,484

The following tables summarize capital activity during the three month period ended September 30, 2021 and the period from Commencement through September 30, 2021:

	Common Shares of Beneficial Interest		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount
Balance, beginning of period	5,000	$5	$99,995	$(87,989)	$(9)	$12,002
Net investment income (loss)	—	—	—	(289,992)	—	(289,992)
Net change in unrealized appreciation (depreciation) on investments and non-investment assets and liabilities	—	—	—	—	701	701
Balance, end of period	5,000	$5	$99,995	$(377,981)	$692	$(277,289)

	Common Shares of Beneficial Interest		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount
Balance, beginning of period	—	$—	$—	$—	$—	$—
Common stock issued	5,000	5	99,995	—	—	100,000
Net investment income (loss)	—	—	—	(377,981)	—	(377,981)
Net change in unrealized appreciation (depreciation) on investments and non-investment assets and liabilities	—	—	—	—	692	692
Balance, end of period	5,000	$5	$99,995	$(377,981)	$692	$(277,289)

    The following table summarizes total Shares issued and proceeds related to capital activity during the nine month period ended September 30, 2022:

	Shares Issued	Proceeds
March 31, 2022	761,040	$15,220,800
June 30, 2022	1,528,780	30,545,033
September 28, 2022	1,066,889	21,188,417
Total	3,356,709	$66,954,250

The following table summarizes total Shares issued and proceeds related to capital activity during the period from Commencement through September 30, 2021:

	Shares Issued	Proceeds
May 28, 2021	5,000	$100,000
Total	5,000	$100,000

The Company has adopted a dividend reinvestment plan, pursuant to which the Company will reinvest all cash dividends declared by the Board of Trustees on behalf of the Company’s shareholders who do not elect to receive their dividends in cash. The following table summarizes the shares issued under the dividend reinvestment plan during the nine month period ended September 30, 2022:

	Shares Issued	Share Value
July 15, 2022	17,171	$345,649
Total	17,171	$345,649

There were no dividends reinvested during the period from Commencement through September 30, 2021.

Capital transactions for the nine month period ended September 30, 2022 were executed at an offering price at a premium to net asset value in order to effect a reallocation of previously incurred expenses to investors. Such transactions increased net asset value by $144.82 per share for the nine month period ended September 30, 2022.

The Company computes earnings per Share in accordance with ASC 260, Earnings Per Share. Basic earnings per Share were calculated by dividing net increase (decrease) in net assets resulting from operations attributable to the Company by the weighted-average number of Shares outstanding for the period. Basic and diluted earnings per Share were as follows:

	For the three months period ended		For the nine month period ended	For the period from Commencement through
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net increase (decrease) in net assets resulting from operations	$882,040	$(289,291)	$1,791,860	$(377,289)
Weighted-average Shares outstanding	2,344,168	5,000	1,055,359	5,000
Basic and diluted earnings per common Share	$0.38	$(57.86)	$1.70	$(75.46)
The following table summarizes our dividends declared since Commencement:

Date Declared	Record Date	Payment Date	Per Share Amount
2022
June 15, 2022	June 15, 2022	July 15, 2022	$0.51
September 14, 2022	September 14, 2022	October 19, 2022	0.51
Total			$1.02

8. CONSOLIDATED FINANCIAL HIGHLIGHTS
The following is a schedule of consolidated financial highlights for the nine month period ended September 30, 2022:

	For the nine month period ended	For the period from Commencement through
	September 30, 2022	September 30, 2021
Per Share Data:
Net asset value per Share, beginning of period	$(125.70)	$20.00
Net investment income (loss) (1)	2.65	(75.60)
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments and non-investment assets and liabilities	(0.95)	0.14
Net increase (decrease) in net assets resulting from operations	1.70	(75.46)
Dividends declared (2)	(1.02)	—
Effect of offering price of subscriptions (3)	144.82	—
Net asset value per Share, end of period	$19.80	$(55.46)
Number of Shares outstanding, end of period	3,378,880	5,000
Total return based on net asset value (4)	(116.56)%	(377.30)%
Net assets, end of period	$66,893,484	$(277,289)
Ratio to average net assets (5):
Expenses before incentive fees and waivers and reimbursements of expenses	6.84%	(148.63)%
Expenses after incentive fees excluding waivers and reimbursements of expenses	6.84%	(148.63)%
Expenses after incentive fees and waivers and reimbursements of expenses	(0.25)%	(148.63)%
Net investment income (loss)	8.80%	(136.31)%
Interest expense and credit facility fees	2.56%	—%
Ratios/Supplemental Data:
Asset coverage, end of period	190.82%	—%
Portfolio turnover	5.17%	3.35%
Total committed capital, end of period	$273,070,000	$—
Ratio of total contributed capital to total committed capital, end of period	24.56%	—%
Weighted-average Shares outstanding	1,055,359	5,000
(1)Net investment income (loss) per Share was calculated as net investment income (loss) for the period divided by the weighted average number of Shares outstanding for the period.
(2)Dividends declared per share was calculated as the sum of dividends declared during the period divided by the number of shares outstanding at the date of the relevant transactions (refer to Note 7).
(3)Increase is due to the offering price of subscriptions during the period (See Note 7).
(4)Total return based on net asset value (not annualized) is based on the change in net asset value per Share during the period divided by the beginning net asset value for the period.
(5)These ratios to average net assets have not been annualized.
9. LITIGATION
The Company may become party to certain lawsuits in the ordinary course of business. The Company does not believe that the outcome of current matters, if any, will materially impact the Company or its consolidated financial statements. As of September 30, 2022 and December 31, 2021, the Company was not subject to any material legal proceedings, nor, to the Company’s knowledge, is any material legal proceeding threatened against the Company.
In addition, portfolio investments of the Company could be the subject of litigation or regulatory investigations in the ordinary course of business. The Company does not believe that the outcome of any current contingent liabilities of its portfolio investments, if any, will materially affect the Company or these consolidated financial statements.

10. TAX
The Company has not recorded a liability for any uncertain tax positions pursuant to the provisions of ASC 740, Income Taxes, as of September 30, 2022.
In the normal course of business, the Company is subject to examination by federal and certain state, local and foreign tax regulators. As of September 30, 2022, the Company has not yet filed any tax returns and therefore is not yet subject to examination.
The Company’s taxable income for each period is an estimate and will not be finally determined until the Company files its tax return for each year. Therefore, the final taxable income earned in each period and carried forward for distribution in the following period, may be different than this estimate. The estimated tax character of dividends declared on common stock for the nine month period ended September 30, 2022 was as follows:

For the nine month periods ended
September 30, 2022
Ordinary income	$1,569,796
Tax return of capital	$—
The Company had no distributions during the period from Commencement through September 30, 2021.
11. SUBSEQUENT EVENTS
Subsequent events have been evaluated through the date the consolidated financial statements were issued. There have been no subsequent events that require recognition or disclosure through the date the consolidated financial statements were issued, except as disclosed below and elsewhere in these consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
We have included or incorporated by reference in this Quarterly Report on Form 10-Q (“Form 10-Q”), and from time to time our management may make, “forward-looking statements”. These forward-looking statements are not historical facts, but instead relate to future events or the future performance or financial condition of Carlyle Secured Lending III (together with its consolidated subsidiary, “we,” “us,” “our,” “CSL III” or the “Company”). These statements are based on current expectations, estimates and projections about us, our current or prospective portfolio investments, our industry, our beliefs, and our assumptions. The forward-looking statements contained in this Form 10-Q involve a number of risks and uncertainties, including statements concerning:
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

We are externally managed by our Investment Adviser, an investment adviser registered under the Investment Advisers Act of 1940, as amended. Carlyle Global Credit Administration L.L.C. (the “Administrator”) provides the administrative services necessary for us to operate. Both our Investment Adviser and our Administrator are wholly owned subsidiaries of Carlyle Investment Management L.L.C., a subsidiary of The Carlyle Group Inc. “Carlyle” refers to The Carlyle Group Inc. and its affiliates and its consolidated subsidiaries (other than portfolio companies of its affiliated funds), a global alternative asset manager publicly traded on the Nasdaq Global Select Market under the symbol “CG.” As of September 30, 2022, our Investment Adviser’s investment team included more than 220 investment professionals across the Carlyle Global Credit segment. Subject to certain delegated authorities, our Investment Adviser’s investment committee (the “Investment Committee”) is responsible for reviewing and approving our investment opportunities. The members of the Investment Committee have experience investing through different credit cycles. The Investment Committee comprises several of the most senior credit professionals within the Carlyle Global Credit segment, with backgrounds and expertise across multiple asset classes with significant industry experience and tenure. The Investment Committee has delegated approval of certain amendments, follow-on investments with existing borrowers, investments below certain size thresholds (existing or new platforms), and other matters as determined by the Investment Committee to a screening committee. In addition, our Investment Adviser and its investment team are supported by a team of finance, operations and administrative professionals currently employed by Carlyle Employee Co., a wholly owned subsidiary of Carlyle.
In conducting our investment activities, we believe that we benefit from the significant scale and resources of Carlyle, including our Investment Adviser and its affiliates.
KEY COMPONENTS OF OUR CONSOLIDATED RESULTS OF OPERATIONS
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
•the Company’s fees and expenses related to any Liquidity Event (as defined in Note 4, Related Party Transactions, to the consolidated financial statements included in Part I, Item 1 of this Form 10-Q) and/or Exchange Transaction; and
•all other expenses incurred by either our Administrator or us in connection with administering our business, including payments under the Administration Agreement for administrative services that will be equal to an amount that would reimburse the Administrator for its costs and expenses and our allocable portion of overhead incurred by the Administrator in performing its obligations under the Administration Agreement, including compensation paid to or compensatory distributions received by our officers (including our Chief Compliance Officer and Chief Financial

Officer) and any of their respective staff who provide services to us, operations staff who provide services to us, and internal audit staff in their role of performing our Sarbanes-Oxley Act internal control assessment.
Our operating expenses are subject to the terms of the Reimbursement Agreement with the Investment Adviser. See Note 4 to the consolidated financial statements included in Part I, Item 1 of this Form 10-Q for more information on the Reimbursement Agreement
We expect our general and administrative expenses to be relatively stable or to decline as a percentage of total assets during periods of asset growth and to increase during periods of asset declines.
PORTFOLIO AND INVESTMENT ACTIVITY
Below is a summary of certain characteristics of our investment portfolio as of September 30, 2022 and December 31, 2021.

	As of
	September 30, 2022	December 31, 2021
Number of investments	58	26
Number of portfolio companies	48	22
Number of industries	21	14
Percentage of total investment fair value:
First Lien Debt	97.3%	85.2%
Second Lien Debt	—%	13.4%
Total secured debt	97.3%	98.6%
Equity investments	2.7%	1.4%
Percentage of debt investment fair value:
Floating rate (1)	100.0%	100.0%
Fixed interest rate	—%	—%
(1) Primarily subject to interest rate floors.

Our investment activity for the three month periods ended September 30, 2022 and 2021 is presented below (information presented herein is at amortized cost unless otherwise indicated):

	For the three month period ended
	September 30, 2022	September 30, 2021
Investments:
Total investments, beginning of period	$34,107,543	$27,238
New investments purchased	73,057,736	57,593
Net accretion of discount on investments	106,893	54
Investments sold or repaid	(724,239)	(1,391)
Total Investments, end of period	$106,547,933	$83,494
Principal amount of investments funded:
First Lien Debt	$72,724,658	$45,392
Second Lien Debt	107	13,295
Equity Investments	2,950,988	4
Total	$75,675,753	$58,691
Principal amount of investments sold or repaid:
First Lien Debt	$(721,772)	$(1,337)
Total	$(721,772)	$(1,337)
Number of new funded investments	15	14
Average amount of new funded investments	$4,040,949	$3,392
Percentage of new funded debt investments at floating interest rates	100%	100%
Percentage of new funded debt investments at fixed interest rates	—%	—%
As of September 30, 2022 and December 31, 2021, investments consisted of the following:

	September 30, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First Lien Debt	$103,641,101	$102,572,487	$98,918	$98,937
Second Lien Debt	15,601	15,546	15,190	15,507
Equity Investments	2,891,231	2,891,270	1,675	1,675
Total	$106,547,933	$105,479,303	$115,783	$116,119
The weighted average yields (1) for our first and second lien debt, based on the amortized cost and fair value as of September 30, 2022 and December 31, 2021, were as follows:

	September 30, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First Lien Debt	9.70%	9.85%	7.44%	7.44%
Second Lien Debt	11.78%	11.82%	9.32%	9.13%
First and Second Lien Debt Total	9.68%	9.79%	7.70%	7.68%

(1)Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of September 30, 2022 and December 31, 2021. Weighted average yield on debt and income producing securities at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of original issue discount ("OID") and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at fair value included in such securities. Weighted average yield on debt and income producing securities at amortized cost is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at amortized cost included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented above.
Total weighted average yields (which includes the effect of accretion of discount and amortization of premiums) of our first and second lien debt investments as measured on an amortized cost basis increased from 7.70% to 9.68% from December 31, 2021 to September 30, 2022 primarily due to the increase in benchmark interest rates.

As of September 30, 2022 and December 31, 2021, all of our first and second lien debt investments were performing and current on their interest payments. See the Schedule of Investments as of September 30, 2022 and December 31, 2021 in our consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on our investments, including a list of companies and type and amount of investments.
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

Our Investment Adviser monitors and, when appropriate, changes the risk ratings assigned to each debt investment in our portfolio. Our Investment Adviser reviews our investment ratings in connection with our quarterly valuation process. The below table summarizes the Internal Risk Ratings assigned as of September 30, 2022 and December 31, 2021.

	September 30, 2022		December 31, 2021
	Fair Value	% of Fair Value	Fair Value	% of Fair Value
Internal Risk Rating 1	$—	—%	$—	—%
Internal Risk Rating 2	102,549,543	100.0	114,444	100.0
Internal Risk Rating 3	38,490	—	—	—
Internal Risk Rating 4	—	—	—	—
Internal Risk Rating 5	—	—	—	—
Total	$102,588,033	100.0%	$114,444	100.0%
As of both September 30, 2022 and December 31, 2021, the weighted average Internal Risk Rating of our debt investment portfolio was 2.0, and none of our debt investments were assigned an Internal Risk Rating of 4-5.
CONSOLIDATED RESULTS OF OPERATIONS
For the three and nine month periods ended September 30, 2022 and for the three month period ended September 30, 2021 and the period from Commencement through September 30, 2021
The net increase or decrease in net assets from operations may vary substantially from period to period as a result of various factors, including the recognition of realized gains and losses and net change in unrealized appreciation and depreciation. As a result, quarterly comparisons may not be meaningful.

Investment Income
Investment income for the three and nine month periods ended September 30, 2022 and for the three month period ended September 30, 2021 and for the period from Commencement through September 30, 2021 was as follows:

	For the three month period ended		For the nine month period ended	For the period from Commencement through
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
First Lien Debt	$2,024,498	$33,864	$2,657,641	$34,037
Second Lien Debt	416	120	1,104	120
Equity Investments	62,019	—	62,069	—
Total investment income	$2,086,933	$33,984	$2,720,814	$34,157
Interest income on our first and second lien debt investments is dependent on the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of September 30, 2022 and December 31, 2021, there were no first or second lien debt investments on non-accrual status.
Net investment income for the three and nine month periods ended September 30, 2022 and for the three month period ended September 30, 2021 and for the period from Commencement through September 30, 2021was as follows:

	For the three month period ended		For the nine month period ended	For the period from Commencement through
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Total investment income	$2,086,933	$33,984	$2,720,814	$34,157
Total Expenses	1,160,169	323,976	2,176,058	412,138
Less waivers and reimbursements of expenses (Note 4)	(577,817)	—	(2,256,672)	—
Expenses after waivers and reimbursements of expenses	582,352	323,976	(80,614)	412,138
Net investment income (loss)	$1,504,581	$(289,992)	$2,801,428	$(377,981)
Waivers and reimbursement of expenses represents the amounts reimbursed by the Investment Adviser pursuant to the Reimbursement Agreement. See Note 4, Related Party Transactions, to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for more information on the expense waivers and reimbursement of expenses.

Expenses
Expenses, before giving effect to any waivers or reimbursement of expenses, for the three and nine month periods ended September 30, 2022 and for the three month period ended September 30, 2021 and for the period from Commencement through September 30, 2021 comprised the following:

	For the three month period ended		For the nine month period ended	For the period from Commencement through
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Organizational expenses	$30,097	$34,234	$65,888	$62,008
Offering costs	18,045	10,446	78,051	12,730
Professional fees	231,810	106,426	516,011	121,426
Administrative service fees	63,142	46,315	100,241	46,315
Interest expense	600,335	—	770,155	—
Credit facility fees	21,923	—	44,727	—
Trustees’ fees and expenses	119,518	76,000	303,140	93,654
Other general and administrative	75,299	50,555	297,845	76,005
Total expenses	$1,160,169	$323,976	$2,176,058	$412,138
Less waivers and reimbursements of expenses (Note 4)	(577,817)	—	(2,256,672)	—
Expenses after waivers and reimbursements of expenses	$582,352	$323,976	$(80,614)	$412,138
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
Net Change in Unrealized Appreciation (Depreciation) on Investments
During the three month period ended September 30, 2022, we recorded unrealized appreciation on 21 investments totaling approximately $234,214 and unrealized depreciation on 34 investments of approximately $916,167.
During the nine month period ended September 30, 2022, we recorded unrealized appreciation on 13 investments totaling approximately $131,272 and unrealized depreciation on 41 investments of approximately $1,200,234.

Net realized gain (loss) and net change in unrealized appreciation (depreciation) for the three and nine month periods ended September 30, 2022 and for the three month period ended September 30, 2021 and for the period from Commencement through September 30, 2021 were as follows:

	For the three month period ended		For the nine month period ended	For the period from Commencement through
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net realized gain (loss) on investments	$—	$—	$—	$—
Net change in unrealized appreciation (depreciation) on investments	(681,953)	703	(1,068,962)	694
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments	$(681,953)	$703	$(1,068,962)	$694
Net realized gain (loss) and net change in unrealized appreciation (depreciation) by the type of investments for the three and nine month periods ended September 30, 2022 and for the three month period ended September 30, 2021 and for the period from Commencement through September 30, 2021 were as follows:

	For the three month period ended				For the nine month period ended		For the period from Commencement through
	September 30, 2022		September 30, 2021		September 30, 2022		September 30, 2021
	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)
First Lien Debt	$—	$(682,018)	$—	$707	$—	$(1,068,631)	$—	$698
Second Lien Debt	—	88	—	(4)	—	(371)	—	(4)
Equity Investments	—	(23)	—	—	—	40	—	—
Total	$—	$(681,953)	$—	$703	$—	$(1,068,962)	$—	$694

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
The Company entered into a senior secured revolving credit agreement on April 22, 2022 (the “Subscription Facility”). The Subscription Facility provides for secured borrowings of $45 million. The maximum principal amount is subject to availability under the Subscription Facility, which is based on certain of the Company’s investor equity capital commitments and a percentage determined in the lender’s reasonable discretion to account for foreign exchange volatility. The Subscription Facility has a maturity date of April 22, 2024. The Company may borrow amounts in U.S. Dollars or certain other permitted currencies. Borrowings under the Subscription Facility bear interest at a spread to the applicable benchmark rate of 2.40% to 2.55%. The Company also pays a fee of 0.40% per year on undrawn amounts under the Subscription Facility. Subject to certain exceptions, the Subscription Facility is secured by a first lien security interest in the Company’s unfunded investor equity capital commitments.

Carlyle Secured Lending III SPV, L.L.C. (the “SPV”) entered into a senior secured revolving credit agreement on September 30, 2022 (the “SPV Credit Facility”, together with the Subscription Facility, the “Credit Facilities”). The SPV Credit Facility provides for secured borrowings of $150 million, subject to availability under the SPV Credit Facility and restrictions imposed on borrowings under the Investment Company Act. The SPV Credit Facility has a revolving period through September 30, 2025 and a maturity date of September 30, 2030, with one one-year extension option, at the SPV’s election. The SPV may borrow amounts in U.S. Dollars. Borrowings under the SPV Credit Facility bear interest initially at the annual rate of three month SOFR (or, if applicable, a rate based on the prime rate or federal funds rate plus 0.50%) plus 2.85%. The SPV also pays a fee of 0.30% per year on undrawn amounts under the SPV Credit Facility. Payments under the SPV Credit Facility are made quarterly. The lender has a first lien security interest on substantially all of the assets of the SPV.
The Credit Facilities include customary covenants, certain limitations on the incurrence of additional indebtedness and liens, and other maintenance covenants, as well as usual and customary events of default for senior secured revolving credit facilities of this nature.
For more information on the Credit Facilities, see Note 5, Borrowings, to the consolidated financial statements in Part I, Item 1 of this Form 10-Q.
As of September 30, 2022 and December 31, 2021, the Company had $35,035,206 and $185,010, respectively, in cash and cash equivalents. The Credit Facilities consisted of the following as of September 30, 2022:

	September 30, 2022
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Subscription Facility	$45,000,000	$44,120,075	$879,925	$851,125
SPV Credit Facility	150,000,000	1,700,000	148,300,000	24,495,890
Total	$195,000,000	$45,820,075	$149,179,925	$25,347,015

(1)The unused portion is the amount upon which commitment fees are based.
(2)Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.
During the quarter, the Company entered into multiple participation agreements with Macquarie US Trading LLC (“Short Term Borrowings”) pursuant to which the Company granted the counterparty a 100% undivided participation interest in certain investments, as disclosed in the consolidated schedule of investments in exchange for financing secured by the principal of each investment. Each Short Term Borrowing is intended to be settled and terminated between 30 and 90 calendar days following the execution of the agreement. As of September 30, 2022, the interest rate on the Short Term Borrowing ranges from 6.04% to 6.07%. For the three and nine months ended September 30, 2022, the Company entered into Short Term Borrowings of $27,833,468, all of which was outstanding as of September 30, 2022. As of October 4, 2022, all Short Term Borrowings were settled and the participation agreements between the Company and the counterparty were terminated.
Equity Activity
Shares issued as of September 30, 2022 and December 31, 2021 were 3,378,880 and 5,000, respectively. The following table summarizes activity in the number of Shares outstanding during the nine months ended September 30, 2022 and for the period from Commencement through September 30, 2021:

	For the nine months ended	For the period from Commencement through
	September 30, 2022	September 30, 2021
Shares outstanding, beginning of period	5,000	—
Common shares of beneficial interest issued	3,356,709	5,000
Dividends reinvested	17,171	—
Shares outstanding, end of period	3,378,880	5,000
OFF BALANCE SHEET ARRANGEMENTS
In the ordinary course of our business, we enter into contracts or agreements that contain indemnifications or warranties. Future events could occur which may give rise to liabilities arising from these provisions against us. We believe that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in these consolidated financial statements as of September 30, 2022 and December 31, 2021 included in Part I, Item 1 of this Form 10-Q for any such exposure.
We are currently and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments.
We had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of September 30, 2022 and December 31, 2021:

	Par Value as of
	September 30, 2022	December 31, 2021
Unfunded delayed draw commitments	$88,780,694	$15,514,683
Unfunded revolving commitments	10,230,477	7,586
Total unfunded commitments	$99,011,171	$15,522,269
DIVIDENDS AND DISTRIBUTIONS TO SHAREHOLDERS
The following table summarizes our dividends declared since Commencement:

Date Declared	Record Date	Payment Date	Per Share Amount
June 15, 2022	June 15, 2022	July 15, 2022	$0.51
September 14, 2022	September 14, 2022	October 19, 2022	0.51
Total			$1.02
ASSET COVERAGE

As a BDC, we are generally required to meet a minimum “asset coverage” ratio after each issuance of senior securities. “Asset coverage” generally refers to a company’s total assets, less all liabilities and indebtedness not represented by “senior securities,” as defined in the Investment Company Act, divided by total senior securities representing indebtedness and, if applicable, preferred stock. “Senior securities” for this purpose includes borrowings from banks or other lenders, debt securities and preferred stock. Section 61(a) of the Investment Company Act permits BDCs to reduce the minimum asset coverage ratio from 200% to 150%, subject to certain approval requirements (including either shareholder approval or approval of the “required majority”, as such term is defined in Section 57(o) of the Investment Company Act) and certain disclosure requirements.

Under the 200% minimum asset coverage ratio, BDCs are permitted to borrow up to one dollar for investment purposes for every one dollar of investor equity, and under the 150% minimum asset coverage ratio, BDCs are permitted to borrow up to two dollars for investment purposes for every one dollar of investor equity. In other words, Section 61(a) of the Investment Company Act, as amended, permits BDCs to potentially increase their debt-to-equity ratio from a maximum of 1 to 1 to a maximum of 2 to 1.

On June 21, 2021, our Board of Trustees, including a “required majority” (as such term is defined in Section 57(o) of the Investment Company Act), and our initial investment adviser (as our initial shareholder) approved the application to us of the 150% minimum asset coverage ratio set forth in Section 61(a)(2) of the Investment Company Act.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of our consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. These estimates and judgments are based on historical information, information currently available to us and on various other assumptions management believes to be reasonable under the circumstances. Actual results could vary from those estimates and we may change our estimates and assumptions in future evaluations. Changes in these estimates and assumptions may have a material effect on our results of operations and financial condition. We believe the critical accounting policies discussed below affect our more significant judgments and estimates used in the preparation of our consolidated financial statements and should be read in conjunction with our financial statements and related notes in Part II, Item 8, as well as with our “Risk Factors” in Part I, Item 1A of the Company’s annual report on Form 10-K for the year ended December 31, 2021.
Fair Value Measurements
The Company applies fair value accounting in accordance with the terms of Financial Accounting Standards Board ASC Topic 820, Fair Value Measurement (“ASC 820”). ASC 820 defines fair value as the amount that would be exchanged to sell an asset or transfer a liability in an orderly transfer between market participants at the measurement date. Effective September 8, 2022, the Investment Adviser, as the valuation designee pursuant to Rule 2a-5 under the Investment Company Act, determines in good faith the fair value of the Company’s investment portfolio for which market quotations are not readily available. The Investment Adviser values securities/instruments traded in active markets on the measurement date by multiplying the closing price of such traded securities/instruments by the quantity of shares or amount of the instrument held. The Investment Adviser may also obtain quotes with respect to certain of its investments, such as its securities/instruments traded in active markets and its liquid securities/instruments that are not traded in active markets, from pricing services, brokers, or counterparties (i.e. “consensus pricing”). When doing so, the Investment Adviser determines whether the quote obtained is sufficient according to U.S. GAAP to determine the fair value of the security. The Investment Adviser may use the quote obtained or alternative pricing sources may be utilized including valuation techniques typically utilized for illiquid securities/instruments.
Securities/instruments that are illiquid or for which the pricing source does not provide a valuation or methodology or provides a valuation or methodology that, in the judgment of the Investment Adviser, does not represent fair value shall each be valued as of the measurement date using all techniques appropriate under the circumstances and for which sufficient data is available. These valuation techniques may vary by investment and include comparable public market valuations, comparable precedent transaction valuations and/or discounted cash flow analyses. The process generally used to determine the applicable value is as follows: (i) the value of each portfolio company or investment is initially reviewed by the investment professionals responsible for such portfolio company or investment and, for non-traded investments (i.e. illiquid securities/instruments), a standardized template designed to approximate fair market value based on observable market inputs, updated credit statistics and unobservable inputs is used to determine a preliminary value, which is also reviewed alongside consensus pricing, where available; (ii) preliminary valuation conclusions are documented and reviewed by a valuation committee comprised of members of the Investment Adviser; (iii) the Board of Trustees engages a third-party valuation firm to provide positive assurance on portions of first lien senior secured loans, “unitranche” loans, second lien senior secured loans and equity investments each quarter (such that each non-traded investment is reviewed by a third-party valuation firm at least once on a rolling twelve month basis) including a review of management’s preliminary valuation and conclusion on fair value; (iv) if applicable, prior to September 8, 2022, the Audit Committee of the Board of Trustees (the “Audit Committee”) reviewed the assessments of the Investment Adviser and the third-party valuation firm; and (v) if applicable, prior to September 8, 2022, the Board of Trustees discussed the valuation recommendations of the Audit Committee and determined the fair value of each investment in the portfolio in good faith based on the input of the Investment Adviser and, where applicable, the third-party valuation firm.
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
In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the consolidated financial statements as of September 30, 2022 and December 31, 2021.
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
For further information on the fair value hierarchies, our framework for determining fair value and the composition of our portfolio, see Note 3, Fair Value Measurements, to the consolidated financial statements in Part I, Item 1 of this Form 10-Q.
Investments
Investment transactions are recorded on the trade date. Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment using the specific identification method without regard to unrealized appreciation or depreciation previously recognized, and includes investments charged off during the period, net of recoveries. Net change in unrealized appreciation or depreciation on investments as presented in the Consolidated Statements of Operations in Part I, Item 1 of this Form 10-Q reflects the net change in the fair value of investments, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.
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
The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely than not” to be sustained by the applicable tax authority. All penalties and interest associated with income taxes, if any, are included in income tax expense.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are subject to financial market risks, including changes in the valuations of our investment portfolio and interest rates.
Valuation Risk
Our investments generally do not have a readily available market price, and our Investment Adviser, as the valuation designee pursuant to Rule 2a-5 under the Investment Company Act, values our investments for which market quotations are not readily available in good faith at fair value in accordance with our valuation policy. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. In addition, because of the inherent uncertainty of valuation, these estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and it is possible that the difference could be material.
Interest Rate Risk
As of September 30, 2022, on a fair value basis, all of our debt investments bear interest at a floating rate, which primarily are subject to interest rate floors. Interest rates on the investments held within our portfolio of investments are typically based on floating LIBOR or SOFR, with many of these investments also having a reference rate floor. Additionally, our Credit Facilities are also subject to floating interest rates and are currently paid based on floating SOFR rates.
Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our income in the future.
The following table estimates the potential changes in net cash flow generated from interest income, should interest rates increase or decrease by 100, 200 or 300 basis points. These hypothetical interest income calculations are based on a model of the settled debt investments in our portfolio, held as of September 30, 2022 and December 31, 2021, and are only adjusted for assumed changes in the underlying base interest rates and the impact of that change on interest income. Interest expense on our Credit Facilities is calculated using the stated interest rate as of September 30, 2022, adjusted for the hypothetical changes in rates, as shown below. We intend to continue to finance a portion of our investments with borrowings and the interest rates paid on our borrowings may significantly impact our net interest income.
We regularly measure exposure to interest rate risk. We assess interest rate risk and manage interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.
Based on our Consolidated Statements of Assets and Liabilities as of September 30, 2022 and December 31, 2021, the following table shows the annual impact on net investment income of base rate changes in interest rates for our settled debt investments (considering interest rate floors for variable rate instruments) and outstanding secured borrowings assuming no changes in our investment and borrowing structure:

	September 30, 2022			December 31, 2021
Basis Point Change	Interest Income	Interest Expense	Net Investment Income	Interest Income	Interest Expense	Net Investment Income
Up 300 basis points	$3,221,307	$(1,375,466)	$1,845,841	$2,647	$—	$2,647
Up 200 basis points	$2,147,538	$(916,978)	$1,230,560	$1,479	$—	$1,479
Up 100 basis points	$1,073,769	$(458,489)	$615,280	$312	$—	$312
Down 100 basis points	$(1,065,789)	$449,346	$(616,443)	$—	$—	$—
Down 200 basis points	$(2,022,800)	$892,846	$(1,129,954)	$—	$—	$—
Down 300 basis points	$(2,252,334)	$1,268,746	$(983,588)	$—	$—	$—
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
Changes in Internal Controls over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
The Company may become party to certain lawsuits in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. The Company is not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against the Company. See also Note 9, Litigation, to the consolidated financial statements in Part I, Item 1 of this Form 10-Q.
Item 1A. Risk Factors.
In addition to the other information set forth within this Form 10-Q, consideration should be given to the information disclosed in “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2021.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Except as previously reported by the Company on a Current Report on Form 8-K filed by the Company on September 19, 2022, the Company did not sell any equity securities during the period covered in this report that were not registered under the Securities Act of 1933, as amended.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Not applicable.
Item 6. Exhibits.

10.1
Loan and Servicing Agreement among Carlyle Secured Lending III, as Holdings, Carlyle Secured Lending III SPV, L.L.C., as the Borrower, Massachusetts Mutual Life Insurance Company and the other Lenders from time to time party hereto, Wilmington Trust National Association, as the Administrative Agent, Massachusetts Mutual Life Insurance Company, as the Calculation Agent, Carlyle Secured Lending III, as the Portfolio Asset Servicer, Wilmington Trust, National Association, as the Collateral Custodian, and Wilmington Trust, National Association, as the Account Bank, dated as of September 30, 2022 (incorporated by reference to Exhibit 10.1 to the Current Report filed on Form 8-K by the Company with the SEC on October 6, 2022) (File No. 814-01410).

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

CARLYLE SECURED LENDING III

Dated: November 14, 2022	By	/s/ Thomas M. Hennigan
Thomas M. Hennigan Chief Financial Officer (principal financial officer)