Form 10-K
period 2022-12-31
Carlyle Secured Lending III
filed 2023-03-15
CIK 1851277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☐    No  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2022, there was no established public market for the registrant’s common shares of beneficial interest.
The number of shares of the registrant’s common shares of beneficial interest, $0.001 par value per share, outstanding at March 15, 2023 was 5,637,183.
Documents Incorporated by Reference: None

CARLYLE SECURED LENDING III

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
We have included or incorporated by reference in this Annual Report on Form 10-K (“Form 10-K”), and from time to time our management may make, “forward-looking statements”. These forward-looking statements are not historical facts, but instead relate to future events or the future performance or financial condition of Carlyle Secured Lending III (“we,” “us,” “our,” “CSL III” or the “Company”). These statements are based on current expectations, estimates and projections about us, our current or prospective portfolio investments, our industry, our beliefs, and our assumptions. The forward-looking statements contained in this Form 10-K involve a number of risks and uncertainties, including statements concerning:

•our, or our portfolio companies’, future business, operations, operating results or prospects, including our and their ability to achieve our respective objectives, including as a result of large scale global events such as the COVID-19 pandemic;
•the return or impact of current and future investments;
•the general economy and its impact on the industries in which we invest;
•the impact of any protracted decline in the liquidity of credit markets on our business;
•the impact of fluctuations in interest rates on our business, including from the discontinuation of the London Interbank Offered Rate (“LIBOR”) and the implementation of alternatives to LIBOR;
•the valuation of our investments in portfolio companies, particularly those having no liquid trading market;
•the impact of supply chain constraints on our portfolio companies and the global economy;
•the current inflationary environment, and its impact on our portfolio companies and on the industries in which we invest;
•the impact on our business of changes in laws, policies or regulations (including the interpretation thereof) affecting our operations or the operations of our portfolio companies;
•our ability to recover unrealized losses;
•market conditions and our ability to access alternative debt markets and additional debt and equity capital;
•our contractual arrangements and relationships with third parties;
•uncertainty surrounding the financial stability of the United States, Europe and China;
•uncertainty surrounding Russia’s military invasion of Ukraine and the impact of geopolitical tensions, such as between China and the United States;
•competition with other entities and our affiliates for investment opportunities;
•the speculative and illiquid nature of our investments;
•the use of borrowed money to finance a portion of our investments;
•our expected financings and investments;
•the adequacy of our cash resources and working capital;
•the timing, form and amount of any dividend distributions;
•the timing of cash flows, if any, from the operations of our portfolio companies;
•our ability to consummate any liquidation event;
•the impact of information technology system failures, data security breaches, data privacy compliance, network disruptions, and cybersecurity attacks;
•the ability of CSL III Advisor, LLC (the “Investment Adviser”) to locate suitable investments for us and to monitor and administer our investments;
•currency fluctuations and the adverse effect such fluctuations could have on the results of our investments in foreign companies, particularly to the extent that we receive payments denominated in foreign currency rather than U.S. dollars;

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

PART I
In this Form 10-K, except where the context suggests otherwise:
•the terms “we,” “us,” “our,” “Company” and “CSL III” refer to Carlyle Secured Lending III, a Delaware statutory trust, and its consolidated subsidiaries;
•the term “SPV” refers to Carlyle Secured Lending III SPV, L.L.C., a wholly owned and consolidated subsidiary;
•the term “Carlyle” refers to The Carlyle Group Inc. (formerly known as The Carlyle Group L.P.) (NASDAQ: CG) and its affiliates and its consolidated subsidiaries (other than portfolio companies of its affiliated funds);
•the term “CDL” refers to the Carlyle Direct Lending platform, which is Carlyle’s direct lending business unit that operates within the broader Carlyle Global Credit segment;
•the term “Investment Adviser” refers to CSL III Advisor, LLC, our investment adviser that is registered with the SEC under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), and a wholly owned and consolidated subsidiary of Carlyle;
•the terms “CGCA” and “Administrator” refer to Carlyle Global Credit Administration L.L.C., our administrator, a wholly owned and consolidated subsidiary of Carlyle, and;
•references to “this Form 10-K” are to our Annual Report on Form 10-K for the year ended December 31, 2022.
Item 1. Business
Carlyle Secured Lending III, a Delaware statutory trust, is a specialty finance company that is a closed-end, externally managed, non-diversified management investment company. We have elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”). For U.S. federal income tax purposes, we intend to elect to be treated as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (together with the rules and regulations promulgated thereunder, the “Code”) beginning with the year ending December 31, 2022. We were formed on February 8, 2021 and commenced our operations on May 28, 2021. We are conducting a private offering (the “Private Offering”) of common shares of beneficial interest of the Company (“Shares”) to investors in reliance on exemptions from the registration requirements provided by Section 4(a)(2) of the Securities Act, Regulation D promulgated thereunder and Regulation S under the Securities Act, and completed our initial closing of capital commitment on February 24, 2022 (“Initial Closing Date”). We commenced our loan origination and investment activities shortly after our initial capital drawdown from our investors in the Private Offering. Our principal executive offices are located at One Vanderbilt Avenue, Suite 3400, New York, New York 10017.
Our investment objective is to generate current income and, to a lesser extent, capital appreciation primarily through assembling a portfolio of secured debt investments with favorable risk-adjusted returns that consider the risks described in “Item 1A. Risk Factors—Risks Related to Our Investments.” Our investment strategy seeks to extract enhanced yield from a directly originated, and defensively constructed, portfolio of credit investments. The strategy’s core focus is U.S. middle market cash flow finance, principally in companies supported by financial sponsors. This core strategy will be opportunistically supplemented with differentiated and complementary lending and investing strategies, which take advantage of the broad capabilities of Carlyle’s Global Credit business segment’s platform while offering risk diversifying portfolio benefits. In describing our business, we use the term “middle market” to refer generally to companies with approximately $25 million to $100 million of earnings before interest, taxes, depreciation and amortization (“EBITDA”). We seek to achieve our investment objective primarily through a portfolio weighted towards first lien loans or unitranche loans (including last out portions of such loans), while a minority of our portfolio may also include, but not be limited to, assets such as second lien loans, unsecured debt, subordinated debt and select investments in preferred and common equities with loans that typically have a contractual maturity of six to seven years and typically do not preclude early repayment.
We invest primarily in loans to middle market companies whose debt has been rated below investment grade, or would likely be rated below investment grade if such debt was rated. These securities, which are often referred to as “junk,” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. See Item 1A. “Risk Factors— Risks Related to Our Investments— Our investments are risky and speculative.”
We will seek to achieve the consummation of a Liquidity Event (as defined below) within four years following the Initial Closing Date. If we have not completed a Liquidity Event within the Term (as defined in “Private Offerings—Company Term” below), the Board of Trustees of the Company (the “Board of Trustees” or the “Board” and, each member, a “Trustee”) will use commercially reasonable efforts to wind down, sell and/or liquidate and dissolve CSL III in an orderly manner. A “Liquidity Event” means (i) a quotation or listing of CSL III’s securities on a stock exchange, including through an initial public offering (an “Exchange Listing”), (ii) a transaction or series of transactions, including, but not limited to, by way of merger, division, consolidation, share exchange (including by way of an optional exchange of the Company’s shares for shares of a publicly traded BDC), recapitalization, reorganization, or sale of shares, in each case for consideration of either cash and/or publicly listed securities, or (iii) the sale of all or substantially all of CSL III’s assets to, or other liquidity event with, another entity. Potential transactions for purposes of clauses (ii) and (iii) of the definition of “Liquidity Event” could include counterparties, including but not limited to other BDCs, that are advised by the Investment Adviser or its affiliates.
Private Offering
We have entered into separate subscription agreements with qualified investors providing for the private placement of shares of our Shares pursuant to the Private Offering. While we expect each subscription agreement to reflect the terms and conditions summarized in the following paragraphs, we reserve the right to enter into subscription agreements that contain terms and conditions not found in the subscription agreements entered into with other investors, subject to applicable law.
Closings
Subsequent to the Initial Closing Date, we have held closings for a period of twelve months after the Initial Closing Date, which was extended on February 21, 2023 by the Board of Trustees to permit the Company to accept shares up to and on August 24, 2023 (such date, as extended and as it may be further extended, the “Final Closing Date” and, each of the Initial Closing Date, subsequent closing dates and the Final Closing Date, a “Closing Date”). At each closing during the Private Offering, each investor participating in that closing will make a capital commitment to purchase Shares pursuant to a subscription agreement entered into with us. Investors will be required to fund drawdowns to purchase Shares up to the amount of their respective capital commitments on an as-needed basis with a minimum of eight business days’ prior notice to the investors.
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
Drawdown Period
The drawdown period commenced on the Initial Closing Date and will continue until the earlier of (i) the second anniversary of the Final Closing Date, subject to extension by our Board of Trustees in its discretion by up to one additional one-year period, and (ii) the consummation of a Liquidity Event (the “Drawdown Period”). In addition, the Drawdown Period may be terminated (i) by the Board of Trustees at any time in its discretion or (ii) pursuant to a Key Person Event (as defined in “—Key Person Event” below).
Following the end of the Drawdown Period, in the absence of a Liquidity Event, we will have the right to issue drawdowns only (i) to pay, and/or establish reserves for, actual or anticipated Company expenses, including management and incentive fees, any amounts that may become due under any borrowings or other financings or similar obligations and any other liabilities, contingent or otherwise, whether incurred before or after the end of the Drawdown Period, (ii) to fulfill investment commitments made or approved by Carlyle’s illiquid credit investment committee at our Investment Adviser (“Illiquid Credit Investment Committee” or “Investment Committee”) prior to the expiration of the Drawdown Period, (iii) to engage in hedging transactions, (iv) to fund follow-on investments made in existing portfolio companies (including transactions to hedge interest rate risks relating to such additional investment), (v) to fund obligations under any Company guarantee or indemnity made during the Drawdown Period, (vi) to fulfill obligations with respect to any purchase price due from an investor on a drawdown date that such investor fails to pay or (vii) as necessary for the Company to comply with applicable laws and regulations, including the Code. Following the end of the Drawdown Period, any unused capital commitment (other than a defaulted commitment) immediately following a Liquidity Event shall automatically be reduced to zero.
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
Sponsor Commitment
Certain members of our senior management team, Carlyle officers, employees, equity holders, advisors, operating executives, consultants, professionals and affiliates have collectively committed to invest at least the lesser of 2% of the aggregate investor capital commitments (excluding any investors affiliated with Carlyle) or $20,000,000 by the Final Closing Date (such amount, the “Carlyle Aggregate Commitment”). Carlyle will be permitted, but in no event will be required, to increase the Carlyle Aggregate Commitment.
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
Key Person Event
A “Key Person Event” will occur if at any time prior to the expiration or termination of the Drawdown Period, three or more of Mark Jenkins, Justin Plouffe, Alex Popov, Linda Pace and Aren LeeKong or their respective Qualified Replacements (as defined below), are not maintaining the Required Involvement (as defined below) (such persons collectively, the “Key Executives”). In the event of the occurrence of a Key Person Event, the Company will send written notice to the investors within ten business days of such occurrence. If during the 60‑day period following the sending of such written notice (the “Notice Period”), the Key Executives have not been replaced by the Investment Adviser with a Qualified Replacement, the Company will convene a meeting of the Company’s Trustees who are not “interested persons” of the Company as defined in Section 2(a)(19) of the Investment Company Act (“Independent Trustees”) to be held no later than thirty days following the expiration of the Notice Period for the purpose of determining whether the Drawdown Period will be continued. If a majority of the Independent Trustees do not vote to approve the continuation of the Drawdown Period within such 30-day period, then the Drawdown Period will terminate. Following the termination of the Drawdown Period, any unused capital commitment (other than a defaulted commitment) will automatically be reduced to zero, except to the extent necessary to pay amounts due under funding notices that the Company may issue for the purposes set forth in the second paragraph under “—Drawdown Period” above.
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
Multi-Class Exemptive Relief
We and our Investment Adviser have applied for exemptive relief from the SEC that, if granted, will permit us to issue in the Private Offering multiple classes of our Shares with varying sales loads, contingent deferred sales charges, and/or asset-based service and/or distribution fees, the details for which will be finalized at a later date at our discretion (the “Multi-Class Exemptive Relief'”). The SEC has not yet granted the Multi-Class Exemptive Relief, and there is no assurance that the relief will be granted.
Our Investment Adviser
Our Investment Adviser, manages our investment activities, including sourcing potential investments, conducting research and due diligence on prospective investments, analyzing and structuring our investments and monitoring our investments on an ongoing basis.
Our Investment Adviser is part of Carlyle’s Global Credit segment, and benefits from the more than 230 experienced investment professionals across the origination, capital markets, underwriting and portfolio management teams. Our Investment Adviser’s investment committee that oversees our investment activities comprises several of the most senior credit professionals within the Global Credit segment, with backgrounds and expertise across multiple asset classes with significant industry experience and tenure. The investment committee is responsible for reviewing and approving our investment opportunities. The members of the investment committee have experience investing through different credit cycles. The investment committee is led by Mark Jenkins, a Managing Director and Head of Global Credit at Carlyle.

Our Investment Adviser and its affiliates also serve, and may in the future serve, as investment adviser to other existing and future affiliated BDCs that have investment objectives similar to our investment objectives.
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
The base management fee is calculated and payable quarterly in arrears at an annual rate of 1.50% of the average value of the Company's gross assets at the end of the two most recently completed fiscal quarters; provided, however, that the annual rate shall be 1.00% with respect to the amount of such average value of the gross assets as of the end of the two most recently completed calendar quarters that exceeds the product of (A) 200% and (B) the average of the Company’s net asset value (“NAV”) at the end of the two most recently completed calendar quarters. The base management fee will be appropriately adjusted for any share issuances or repurchases during such fiscal quarter and the base management fees for any partial month or quarter will be pro-rated. The Company’s gross assets exclude any cash, cash equivalents and restricted cash and include assets acquired through the incurrence of debt from the use of leverage.
The Investment Adviser has irrevocably agreed to waive its rights to receive any base management fee for quarterly periods ending on or prior to the date of the closing of a Liquidity Event, which means (i) a quotation or listing of the Company’s securities on a stock exchange, including through an initial public offering (an “Exchange Listing”), (ii) a transaction or series of transactions, including, but not limited to, by way of merger, division, consolidation, share exchange (including by way of an optional exchange of the Company’s shares for shares of a publicly traded BDC), recapitalization, reorganization, or sale of shares, in each case for consideration of either cash and/or publicly listed securities, or (iii) the sale of all or substantially all of CSL III assets to, or other liquidity event with, another entity. Potential transactions for purposes of clauses (ii) and (iii) of the definition of “Liquidity Event” could include counterparties, including but not limited to other BDCs, that are advised by the Investment Adviser or its affiliates.
The incentive fee consists of two parts. The first part is calculated and payable quarterly in arrears and equals 17.5% of pre-incentive fee net investment income for the immediately preceding calendar quarter, subject to a preferred return of 1.5% per quarter (6% annualized), or “hurdle rate,” and a “catch-up” feature. The second part is determined and payable in arrears as of the end of each calendar year in an amount equal to 17.5% of cumulative realized capital gains, if any, from inception through the end of each calendar year, computed net of all cumulative realized capital losses and unrealized capital depreciation less the aggregate amount of any previously paid capital gain incentive fees; provided, that the incentive fee determined at the end of the first calendar year of operations may be calculated for a period of shorter than twelve calendar months to take into account any realized capital gains computed net of all realized capital losses on a cumulative basis and unrealized capital depreciation. The Investment Adviser irrevocably agreed to waive its rights to receive any incentive fee for quarterly periods ending on or prior to the date on which the value of the Company’s gross assets first exceeds $150,000,000, which occurred in 2022.
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
On May 13, 2022, the Company entered into an Expense Support and Conditional Reimbursement Agreement (the “Reimbursement Agreement”) with the Investment Adviser. Under the Reimbursement Agreement, the Investment Adviser shall pay other operating expenses of the Company on the Company’s behalf (the “Required Expense Payment”) such that other operating expenses of the Company do not exceed 0.125% (0.50% on annualized basis) (the “Expense Limitation”) (i) of the Company’s total investments at amortized cost, excluding cash, cash equivalents and restricted cash, as of the end of the applicable calendar quarter with respect to any such quarter after the first calendar quarter for which the total investments at amortized cost exceeds $150 million, and (ii) of the average of the Company’s total investments at amortized cost, excluding cash, cash equivalents and restricted cash, as of the beginning of the applicable calendar quarter and as of the end of such calendar quarter with respect to any calendar quarter up to and including the first calendar quarter for which the total investments at amortized cost exceeds $150 million. For any calendar quarter prior to March 31, 2022 (the “Effective Date” and any such quarter, a “Prior Quarter”), the Investment Adviser shall make a Required Expense Payment as if the Expense Limitation had been in effect for such quarter. The Investment Adviser’s obligation to make a Required Expense Payment with respect to a Prior Quarter shall become a liability of the Investment Adviser and the Company’s right to receive a Required Expense Payment shall be an asset of the Company commencing only on and as of the Effective Date.
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
Our Administrator
Our Administrator is a Delaware limited liability company and a subsidiary of The Carlyle Group Inc. The principal executive offices of our Administrator are located at One Vanderbilt Avenue, Suite 3400, New York, New York 10017. On June 21, 2021, the Company entered into an administration agreement (the “Administration Agreement”) with the Administrator for an initial term of two years, and, unless terminated earlier, will renew automatically for successive annual periods provided that such continuance is specifically approved at least annually by (i) the vote of the Board of Trustees or by a majority vote of the outstanding voting securities of the Company, and (ii) the vote of a majority of the Company’s Independent Trustees. Pursuant to the Administration Agreement, the Administrator furnishes the Company with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities. Under the Administration Agreement, the Administrator also performs, or oversees the performance of, our required administrative services, which include, among other things, providing assistance in accounting, legal, compliance, operations, technology and investor relations, and being responsible for the financial records that the Company is required to maintain and preparing reports to the Company’s shareholders and reports filed with the SEC. Payments under the Administration Agreement are equal to an amount that reimburses the Administrator for its costs and expenses and the Company’s allocable portion of overhead incurred by the Administrator in performing its obligations under the Administration Agreement, including the Company’s allocable portion of the compensation paid to or compensatory distributions received by the Company’s officers (including the Chief Compliance Officer, Chief Financial Officer and Treasurer) and their respective staff who provide services to the Company, operations staff who provide services to the Company, and internal audit staff in their role of performing the internal control assessment under the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). Reimbursement under the Administration Agreement occurs quarterly in arrears.
In addition, our Administrator entered into a sub-administration agreement with Carlyle Employee Co. (the “Carlyle Sub-Administration Agreement”), which provides our Administrator with access to personnel. The Company will ultimately bear the costs of the Carlyle Sub-Administration Agreement and any additional sub-administration agreements that the Administrator enters into. Our Administrator entered into separate sub-administration agreements with State Street Bank and Trust Company (“State Street” and, such agreement, the “State Street Sub-Administration Agreement”), and with DST Asset

Manager Solutions, Inc. (“DST” and, such agreement, the “DST Sub-Administration Agreement”) pursuant to which State Street and DST provide certain administrative and professional services.
Carlyle
Our Investment Adviser and Administrator are affiliates of Carlyle. Carlyle is a global investment firm with deep industry expertise that deploys private capital across three business segments: Global Private Equity, Global Credit and Global Investment Solutions. With $373 billion of assets under management (“AUM”) as of December 31, 2022, Carlyle’s teams invest across a range of strategies that leverage its deep industry expertise, local insights, and global resources to deliver attractive returns throughout an investment cycle. Carlyle employs nearly 2,100 employees, including more than 770 investment professionals in 29 offices across five continents, and serves more than 2,900 active carry fund investors from 88 countries.
Carlyle’s Global Credit segment, which had $146.3 billion in AUM as of December 31, 2022, advises products that pursue investment strategies across the credit spectrum, including: liquid credit, illiquid credit, and real assets credit, as well as platform initiatives such as Carlyle Tactical Private Credit Fund (“CTAC,” or the “Interval Fund”). Global Credit, which also includes Carlyle’s Insurance Solutions and Global Capital Markets businesses, has been Carlyle’s fastest-growing segment in the past four years, with total AUM nearly doubling in 2022 alone. Since the establishment of Global Credit in 1999, these various capital sources provide the opportunity for Carlyle to offer highly customizable and creative financing solutions to borrowers to meet their specific capital needs. Carlyle draws on the expertise and underwriting capabilities of 233 investment professionals dedicated to the Global Credit segment and leverages the resources and industry expertise of Carlyle’s global network to provide creative solutions for borrowers.
Primary areas of focus for Carlyle’s Global Credit segment include:
Liquid Credit
•Loans and Structured Credit. The structured credit funds invest primarily in performing senior secured bank loans through collateralized loan obligations (“CLOs”) and other investment vehicles. In 2022, in addition to the acquisition of the management contracts for the CBAM CLO portfolio, Carlyle closed six new U.S. CLOs and three CLOs in Europe with an aggregate size of $2.7 billion and $1.2 billion, respectively. As of December 31, 2022, Carlyle’s loans and structured credit team advised structured credit funds totaling approximately $50.4 billion in AUM.
Illiquid Credit
•Direct Lending. Carlyle’s direct lending business includes Carlyle’s BDCs that invest primarily in middle market first-lien loans (which include unitranche, “first out” and “last out” loans) and second-lien loans of middle-market companies, typically defined as companies with annual EBITDA ranging from $25 million to $100 million, that lack access to the broadly syndicated loan and bond markets. As of December 31, 2022, Carlyle’s direct lending investment team advised AUM totaling approximately $9.4 billion.
•Opportunistic Credit. Carlyle’s opportunistic credit team invests primarily in highly-structured and privately-negotiated capital solutions supporting corporate borrowers through secured loans, senior subordinated debt, mezzanine debt, convertible notes, and other debt-like instruments, as well as preferred and common equity. The team will also look to invest in real estate and special situations (i.e., event-driven opportunities that exhibit hybrid credit and equity features) as well as market dislocations (i.e., primary and secondary market investments in liquid debt instruments that arise as a result of temporary market volatility). In certain investments, our funds may seek to restructure pre-reorganization debt claims into controlling positions in the equity of the reorganized companies. As of December 31, 2022, Carlyle’s opportunistic credit team advised products totaling approximately $12.8 billion in AUM.
Real Assets Credit
•Aircraft Finance. Carlyle Aviation Partners is Carlyle's multi-strategy investment platform that is engaged in commercial aviation aircraft financing and investment throughout commercial aviation industry. As of December 31, 2022, Carlyle Aviation Partners had approximately $11.5 billion in AUM across active carry funds, securitization vehicles, liquid strategies, and other vehicles.
•Infrastructure Debt. Carlyle’s Infrastructure debt team invests primarily in directly originated and privately negotiated debt instruments related to global infrastructure projects, primarily in the power, energy, transportation, water/waste, telecommunications and social infrastructure sectors. The team focuses primarily on senior, subordinated, and mezzanine debt and seeks to invest primarily in developed markets within the Organization for Economic Cooperation and Development (“OECD”). As of December 31, 2022, Carlyle’s infrastructure debt team managed approximately $3.7 billion in AUM.
Other Credit
•Platform Initiatives. Carlyle’s platform initiatives include CTAC, its closed-end interval fund which invests across Carlyle’s entire credit platform, as well as cross-platform separately managed accounts which are tailored to invest across Carlyle’s credit platform based on the specific needs of individual investors. These products also include structured solutions which focus on private, primarily investment-grade investments, backed by assets with contractual cash flows. As of December 31, 2022, the Global Credit platform initiatives represented $6.1 billion in AUM.
•Insurance Solutions. Carlyle Insurance Solutions (“CIS”) combines Carlyle’s deep insurance expertise with portfolio construction capabilities, capital sourcing and asset origination strengths to provide comprehensive liability funding/reinsurance, asset management and advisory solutions for (re)insurance companies and fund investors. The CIS team oversees Carlyle’s investment in Fortitude Re, as well as the strategic advisory services agreement with certain subsidiaries of Fortitude Re. As of December 31, 2022, AUM related to capital raised from third-party investors to acquire a controlling interest in Fortitude Re was $5.7 billion. As of December 31, 2022, AUM related to the strategic advisory services agreement was $45.2 billion, including the net asset value of investments in Carlyle products, which is also reflected in the AUM and fee-earning AUM of the strategy in which they are invested. Fortitude Re and certain Fortitude Re reinsurance counterparties have committed approximately $9.2 billion of capital to-date to various Carlyle strategies.
•Global Capital Markets. Carlyle Global Capital Markets (“GCM”) is a loan syndication and capital markets business that launched in 2018. The primary focus of GCM is to arrange, place, underwrite, originate and syndicate loans and underwrite securities of third parties and Carlyle portfolio companies through TCG Capital Markets L.L.C. and TCG Senior Funding L.L.C.. TCG Capital Markets L.L.C. is a FINRA registered broker dealer. GCM may also act as the initial purchaser of such loans and securities. GCM receives fees, including underwriting, placement, structuring, transaction and syndication fees, commissions, underwriting and original issue discounts, interest payments and other compensation, which may be payable in cash or securities or loans, in respect of the activities described above and may elect to waive such fees.
Board of Trustees
The Company’s Board of Trustees currently consists of seven members, four of whom are Independent Trustees. The Board of Trustees has established an audit committee and a pricing committee of the Board of Trustees, and may establish additional committees in the future.
Competitive Strengths
Carlyle Global Credit’s key competitive strengths are based on Carlyle’s integrated platform – with a breadth of capabilities, scale of capital and depth of expertise – which Carlyle believes allows it to mitigate competition and thereby improve our ability to deliver on the expectations of shareholders. We believe the following characteristics distinguish Carlyle’s capabilities in private credit:
•Proven Direct Origination Approach. Carlyle Direct Lending’s business directly originates nearly 100% of its investments, sourced from both the dedicated direct lending origination team as well as from the many adjacent capabilities across the Carlyle Global Credit platform. This origination approach has resulted in a strong and diversified flow of opportunities, approximately 1,500 per annum, from which Carlyle believes it can select investments with the best potential risk/reward characteristics.
•Breadth of Capabilities. Carlyle believes it has one of the broadest credit investment capabilities in the market today. As a global private credit platform, Carlyle has the ability to invest across the capital structure in first lien, unitranche, second lien, junior debt and preferred equity. Carlyle Global Credit can potentially serve as a one-stop shop, providing creative and holistic solutions for borrowers across the capital structure, which allows it to pursue investment opportunities with limited competition.

•Scale of Capital. With $146.3 billion of AUM as of December 31, 2022 across its platform, Carlyle Global Credit maintains a significant capital base that can provide a full capital solution, delivering certainty of execution for borrowers and mitigating opportunities for competitive disintermediation.
•Depth of Expertise. Carlyle is a market leading global platform with $373 billion of AUM, an experienced and tenured bench of more than 770 investment professionals with well-established, long-standing relationships with sponsors, management teams, and industry experts, as of December 31, 2022. Carlyle believes that it brings differentiated diligence insights and extensive experience to inform credit selection. As a firm, Carlyle seeks to bring the collective power of the global platform with respect to individual investments, including sector credit analysts, Carlyle Private Equity’s deep knowledge and relationships with potential customers, suppliers or competitors of a given company, and internal dedicated diligence groups (e.g., government affairs and environment, social and corporate governance (“ESG”)). Carlyle believes this integrated and collaborative approach allows it to move faster and with higher conviction than its competitors in many scenarios.
•Rigorous Credit Selection. Carlyle employs a robust, iterative and heavily documented underwriting process for its Direct Lending business, which consists of four “gates” where a credit is reviewed and requires sign-off, including (i) at the point of origination, (ii) by the underwriting team, (iii) by Carlyle Direct Lending’s screening committee (the “Direct Lending Screening Committee” or the “Screening Committee”) and finally (iv) by Carlyle’s Illiquid Credit Investment Committee at our Investment Adviser that oversees our investment activities. This rigorous diligence approach has allowed for a less than 3% closing rate on the approximately 1,500 transactions that were reviewed by the deal team over the past 12 months.
•Defensive Approach. Carlyle approaches the direct lending business with a defensive mindset that permeates all aspects of investment selection. On a strategic level, Carlyle seeks to construct well diversified portfolios, heavily weighted towards non-cyclical industries, and applies only moderate leverage at the portfolio level in order to seek to generate sustainable income levels. In addition, in individual asset selection, Carlyle favors sponsored over non-sponsored borrowers, seeks to transact with sponsors it knows well (approximately 80% of Carlyle Direct Lending’s business is with repeat sponsors), works with companies it knows well via its significant incumbencies, seeks opportunities at the top of the capital structure, and primarily invests in transactions where Carlyle maintains leadership or roles with significant influence (approximately 90% of originations having a titled role in recent years).
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
•Large and Growing U.S. Middle Market. The middle market direct lending asset class has undergone tremendous growth and maturation over the past decade and is one of the largest sub-segments of private credit, a now $1,400+ billion market. Carlyle believes this growth has been driven by fundamentally sound, secular drivers, including the expansion of private market activity, increased bank regulation and consolidation and structural changes in liquid credit markets, all of which create a significant opportunity for private credit investing.
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
Investment Strategy
We seek to generate differentiated returns by leveraging the broader Carlyle Global Credit platform, which operates in an integrated manner and provides access to a wider sourcing network and origination funnel. The origination funnel allows us to be more discerning in our investment selection and focus on diversifying its risk exposure. We can further leverage the scale, expertise and experience of the broader Carlyle Global Credit platform, which has the ability to take larger hold sizes and offer sponsor and borrower counterparts creative and bespoke solutions across the capital structure to mitigate competition and deliver outperformance in a growing and maturing market.
We employ a flexible approach with exposure across three key pathways: our core strategy, complementary strategies and opportunistic strategies. The majority of our investment portfolio is deployed into our core strategy, which focuses on directly originated cash flow finance transactions in U.S. sponsor-backed companies, with supplemental complementary specialty lending capabilities and opportunistic transactions sourced across the broader Carlyle Global Credit platform. Carlyle believes that in a constantly evolving market, this multi-pronged flexible approach will allow us to deploy capital and generate attractive risk-adjusted returns across market cycles.
•Core Strategy. Our core strategy represents the majority of our portfolio, typically approximately 50-70%. In this strategy, we are primarily focused on investing in established and stable U.S.-based companies with positive free cash flow that are typically owned by private equity sponsors, with approximately $25 million to $100 million of EBITDA. Our Investment Adviser seeks out defensively-oriented companies that may have one or more of the following characteristics: sustainable leading positions in their respective markets, scalable revenues and operating cash flow, experienced management teams with successful operating track records, stable cash flows with low technology and market risks, a diversified product offering and strong customer base, low capital expenditure requirements, and products, services or distribution channels that have distinctive competitive advantages and high barriers to entry, such as, for example, significant capital investment, patents and technical expertise. Our core strategy will primarily be invested in first lien and unitranche transactions. We invest primarily in loans to middle market companies whose debt, if rated, is rated below investment grade, and, if not rated, would likely be rated below investment grade if it were rated (that is, below BBB- or Baa3, which is often referred to as “junk”).
Within our core strategy, we strive to invest in companies with EBITDA profiles at the higher end of our target range to maximize the value of the platform and reduce risk across our portfolio. We leverage the integrated Carlyle Global Credit platform, which can take larger hold sizes and offer sponsors and borrowers creative bespoke solutions across the capital structure, making Carlyle Global Credit a preferred capital provider. To provide additional downside protection, in transactions in which we participate, our Investment Adviser seeks out leadership roles where it can drive terms, pricing and documentation and will look to work with existing borrower and sponsor counterparts. In addition, our portfolio will be defensively oriented with respect to industry exposure.
•Complementary Strategies. To supplement its core strategy, we invest up to approximately 30-40% of the portfolio in other strategies and asset classes where we can leverage the sourcing capabilities and expertise of the broader Carlyle Global Credit platform. Our Investment Adviser has developed investment capabilities in certain specialty lending strategies, including junior lending, lending based on recurring revenues, typically involving technology companies, asset-based lending and non-sponsored lending, which Carlyle believes can produce enhanced yield without taking undue risk by accessing complex and specialty areas of the market. In addition, we can benefit from the origination team and sourcing capabilities elsewhere on the Carlyle Global Credit platform.
•Opportunistic Strategies. On an opportunistic basis, and in the event of market dislocations, we have the ability to invest up to 15% in other types of investments that may be sourced across the Carlyle Global Credit platform that the Investment Adviser believes to be appropriate for our investment objective. We may participate in these opportunities as appropriate and if such opportunities are in-line with our investment objective.
Consistent with its approach of building a defensive and diversified portfolio, our Investment Adviser expects that when we have fully deployed our capital commitments, we will invest in approximately 50-75 portfolio companies, with target core position sizes of 2-4%. Our investment portfolio consists primarily of senior secured debt, including first lien and unitranche debt transactions, and in junior debt on a more opportunistic basis. To a lesser extent, we may invest in “covenant-lite” loans. We use the term “covenant-lite” to refer generally to loans that do not have a complete set of financial maintenance covenants. We target primarily sponsor-owned portfolio companies through our core strategy, with selective non-sponsor owned investments. We invest primarily in U.S. portfolio companies and to a lesser extent portfolio companies in other geographies, primarily European opportunities in amounts that could be significant. Our portfolio is sufficiently diversified by borrower and industry, with no single portfolio company expected to represent more than 10% and no single industry expected to represent more than 20% of the portfolio, at time of investment. We utilize leverage in building our portfolio through various financing execution options. Our debt to equity leverage is capped at 2.0x under the Investment Company Act, and we will typically target debt to equity leverage levels of approximately 0.9x-1.4x, subject to market conditions and other factors.
Investment Process
Origination
The direct lending investment team’s multi-channel origination model generates attractive investment opportunities through a variety of sources, including over 250 private equity firms, financial institutions, other middle market lenders, strategic relationships and arrangements, financial advisors, and experienced management teams. The origination team supplements these relationships through personal visits and marketing campaigns focused on maximizing investment deal flow. It is their responsibility to identify specific opportunities, refine opportunities through candid exploration of the underlying facts and circumstances and to apply creative and flexible solutions to solve a borrower or sponsor’s financing needs. The team of origination professionals is located in New York, Chicago, Boston and Los Angeles. Each originator maintains long-standing relationships with potential sources of deal flow and is responsible for covering a specified target market, organized by geography and secondarily by sector. Carlyle believes the originators’ strengths and breadth of relationships across a wide range of markets generate numerous financing opportunities, which enable it to be highly selective through its diligence and investment process, with less than 3% of total deals screened over the past 12 months closing. The direct lending investment team has cultivated very strong relationships with private equity sponsors with whom it works closely in sourcing and executing transactions. Carlyle believes that borrowers benefit from full financing solutions, access to the vast Carlyle network, and reliable execution.
Underwriting
The underwriting process is led by an experienced team of senior underwriters that is organized by sector and benefits from a deep base of shared information enabled by platform integration, as well as Carlyle resources. The typical deal timeline is sixty to ninety days and follows a multi-faceted four-step process:

1.Screening. The deal team reviews marketing materials and industry reports, compiles debt and equity comparables, reaches out to industry experts within the Carlyle network, identifies key credit strengths and risks and formulates a view on structure. The deal team then presents an initial analysis through a screening memo to the Screening Committee for high-level feedback and a decision to move forward with additional credit work. The Screening Committee is comprised of the Head of Direct Lending, the Investment Adviser’s Chief Investment Officer, Chief Risk Officer, Head of Sponsor Coverage, Deputy Chief Investment Officer, and two additional senior Managing Directors. Based on feedback from the committee, the deal team will prepare and disseminate an outcomes email that documents the takeaways from the meeting, including preferred financing structure as well as terms, key diligence items and next steps.
2.Formal Review. Following an indication from the Screening Committee to move forward in the diligence process, the deal team will compile a detailed diligence list and prepare for in-depth credit analysis. During this process, the deal team works closely with the private equity sponsor / borrower in all aspects of due diligence. Formal due diligence includes meeting with the management team, reviewing the data room and performing key financial analyses, creating a detailed financial model with sensitivities assuming various market environments, reviewing sell-side and third-party research, which includes industry reports and financial diligence, following up with industry experts within the Carlyle network for additional feedback, and drafting the commitment papers and term sheet.
As part of the extensive due diligence process, the deal team fully leverages all internal Carlyle resources to aid in investment decisions. In addition, the deal team may utilize third-party expert networks to supplement their work to gain further insight into company and industry factors from various thought leaders across the company’s markets.
Our Investment Adviser incorporates formal ESG reviews into its investment process. All deals are thoroughly vetted leveraging sector- and sub-sector-specific Sustainability Accounting Standards Board standards. ESG diligence incorporates country risk assessments for corruption and anti-money laundering concerns as well. The underwriters are responsible for assessing these ESG risks and including their assessment in the deal memo that the Screening and Investment Committees will review.
The formal review part of the process is iterative and involves re-screening with members of the Screening Committee, typically two to four times over the course of the deal, to produce a fulsome investment memo and provide a full term sheet and commitment papers, subject to outstanding diligence items.
3.Final Investment Committee Approval. After the Screening Committee has signed off on the investment memo, the deal team prepares for the Investment Committee approval process. The deal team reviews and summarizes final third-party industry work, performs outstanding ESG and regulatory due diligence, and begins drafting the definitive legal documentation for the transaction. Once the credit work for the transaction has been finalized, the deal team will finalize the investment memo and present the investment to the Investment Committee, where approval by a majority of the committee is required to approve a transaction. The Investment Committee has delegated approval of certain amendments, follow-on investments with existing borrowers, investments below certain size thresholds (existing or new platforms), and other matters as determined by the Investment Committee to the Screening Committee.
4.Closing. Once the investment has been approved and prior to funding, the deal team will prepare a closing memo documenting any updates since approval, changes to key legal terms, and the final financial covenant analysis. Once the sponsor / borrower legal diligence, and the know your customer, anti-money laundering and legal documentation have been finalized, the transaction will close and fund.
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
Portfolio and Risk Management
The investment team views proactive portfolio monitoring as a vital part of its investment process, which includes the ongoing review of a borrower by portfolio management, underwriting and workout professionals, with multiple layers of risk review and oversight. The investment team follows a rigorous monitoring strategy that utilizes a proprietary dashboard template for each transaction, which tracks financial performance, covenant compliance, follow-on transactions and amendments, and real-time updates to internal risk ratings based on qualitative and quantitative factors. The portfolio management process involves a variety of ongoing and scheduled reviews that allow for early detection of issues and escalation to the Investment Committee and workout team to avoid credit losses. This process includes detailed portfolio dashboard updates, monthly reviews of certain investments, quarterly meetings to conduct formal portfolio reviews, focused on technical analysis of financial performance and portfolio diversification, and ongoing ad-hoc meetings to handle borrower-specific requests, including follow-on transactions and amendments.
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

Rating	Definition
1	Borrower is operating above expectations, and the trends and risk factors are generally favorable.

2	Borrower is operating generally as expected or at an acceptable level of performance. The level of risk to our initial cost basis is similar to the risk to our initial cost basis at the time of origination. This is the initial risk rating assigned to all new borrowers.

3	Borrower is operating below expectations and level of risk to our cost basis has increased since the time of origination. The borrower may be out of compliance with debt covenants. Payments are generally current although there may be higher risk of payment default.

4	Borrower is operating materially below expectations and the loan’s risk has increased materially since origination. In addition to the borrower being generally out of compliance with debt covenants, loan payments may be past due, but generally not by more than 120 days. It is anticipated that we may not recoup our initial cost basis and may realize a loss of our initial cost basis upon exit.

5	Borrower is operating substantially below expectations and the loan’s risk has increased substantially since origination. Most or all of the debt covenants are out of compliance and payments are substantially delinquent. It is anticipated that we will not recoup our initial cost basis and may realize a substantial loss of our initial cost basis upon exit.
Beyond the policies detailed above, our Investment Adviser’s investment team performs analyses and projections to assess potential exposure of the portfolio to variable macroeconomic factors and market conditions. Sample analyses include assessing (i) the impact of rising operating costs on our borrowers and end consumers due to elevated inflation, particularly in food and energy, (ii) volatility in foreign exchange rates, (iii) Russia’s military invasion of Ukraine, (iv) interest rate sensitivity, (v) disruptions in our supply chain and (vi) the ongoing effects of the COVID-19 pandemic. These analyses can take the form of periodic (weekly/monthly/quarterly) reports as well as ad hoc analysis based on current market conditions.
Portfolio Composition
As of December 31, 2022 and 2021, the fair value of our investments was $200,080,607 and $116,119, respectively, in 57 and 22 portfolio companies, respectively. The type, geography and industry compositions of our investments, each as a percentage of the fair value of our investments as of December 31, 2022 and 2021 were as follows:

	As of December 31,
Type—% of Fair Value	2022	2021
First Lien Debt	98.5%	85.2%
Second Lien Debt	—	13.4
Equity Investments	1.5	1.4
Total	100.0%	100.0%

	As of December 31,
Type—% of Fair Value of First and Second Lien Debt	2022	2021
Floating Rate	100.0%	100.0%
Fixed Rate	—	—
Total	100.0%	100.0%

	As of December 31,
Industry—% of Fair Value	2022	2021
Aerospace & Defense	2.6%	23.5%
Automotive	7.9	3.2
Beverage & Food	—	20.3
Business Services	6.9	—
Capital Equipment	6.6	10.5
Chemicals, Plastics & Rubber	—	12.9
Construction & Building	1.9	7.1
Consumer Goods: Durable	—	1.7
Consumer Goods: Non-Durable	2.4	—
Consumer Services	19.8	—
Containers, Packaging & Glass	7.3	3.6
Diversified Financial Services	7.8	—
Environmental Industries	—	0.1
Healthcare & Pharmaceuticals	5.1	11.3
High Tech Industries	6.0	2.3
Leisure Products & Services	2.1	2.9
Metals & Mining	—	0.6
Retail	2.0	—
Software	3.6	—
Telecommunications	5.7	—
Transportation: Cargo	4.1	—
Wholesale	8.2	—
Total	100.0%	100.0%

	As of December 31,
Geography—% of Fair Value	2022	2021
Australia	0.3%	—%
Canada	7.4	2.8
United States	92.3	97.2
Total	100.0%	100.0%
See the Consolidated Schedule of Investments as of December 31, 2022 in our consolidated financial statements in Part II, Item 8 of this Form 10-K for more information on these investments, including a list of companies and type, cost and fair value of investments.
Allocation of Investment Opportunities and Potential Conflicts of Interest
Our Investment Adviser, its investment professionals, our executive officers and trustees, and other current and future principals of our Investment Adviser serve or may serve as investment advisers, officers, directors or principals of entities or investment funds that operate in the same line of business as we do or a related line of business and/or investment funds, accounts and other similar arrangements advised by Carlyle.
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
For example, Carlyle sponsors several investment funds, accounts and other similar arrangements, including, without limitation, structured credit funds, closed-end registered investment companies, BDCs, carry funds, and managed accounts and structured credit funds it may sponsor in the future. The SEC has granted exemptive relief that permits us and certain of our affiliates to co-invest in suitable negotiated investments (the “Exemptive Relief”). If Carlyle is presented with investment opportunities that generally fall within our investment objective and other board-established criteria and those of other Carlyle funds, accounts or other similar arrangements (including other existing and future affiliated BDCs), whether focused on a debt strategy or otherwise, Carlyle allocates such opportunities among us and such other Carlyle funds, accounts or other similar arrangements in a manner consistent with the Exemptive Relief, our Investment Adviser’s allocation policies and procedures and Carlyle’s other allocation policies and procedures, where applicable, as discussed below. More specifically, investment opportunities in suitable negotiated investments for investment funds, accounts and other similar arrangements managed by our Investment Adviser, and other funds, accounts or similar arrangements managed by affiliated investment advisers that seek to co-invest with us or other Carlyle BDCs, are allocated in accordance with the Exemptive Relief. Investment opportunities for all other investment funds, accounts and other similar arrangements not managed by our Investment Adviser are allocated in accordance with their respective investment advisers’ and Carlyle’s other allocation policies and procedures. Such policies and procedures may result in certain investment opportunities that are attractive to us being allocated to other funds that are not managed by our Investment Adviser. Carlyle’s, including our Investment Adviser’s, allocation policies and procedures are designed to allocate investment opportunities fairly and equitably among its clients over time, taking into account a variety of factors which may include the sourcing of the transaction, the nature of the investment focus of each such other Carlyle fund, accounts or other similar arrangements, each fund’s, account’s or similar arrangement’s desired level of investment, the relative amounts of capital available for investment, the nature and extent of involvement in the transaction on the part of the respective teams of investment professionals, any requirements contained in the limited partnership agreements and other governing agreements of the Carlyle funds, accounts or other similar arrangements and other considerations deemed relevant by Carlyle in good faith, including suitability considerations and reputational matters. The application of these considerations may cause differences in the performance of different Carlyle funds, accounts and similar arrangements that have similar strategies.
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
While Carlyle and our Investment Adviser seek to implement their respective allocation processes in a fair and equitable manner under the particular circumstances, there can be no assurance that it will result in equivalent allocation of or participation in investment opportunities or equivalent performance of investments allocated to us as compared to the other entities. In some cases, due to information barriers that are in place, we and other Carlyle investment funds, accounts or other similar arrangements may compete with each other for specific investment opportunities without being aware that they are competing with each other. Carlyle has a conflict system in place above these information barriers to identify potential conflicts early in the process and determine if an allocation decision needs to be made or if an investment is precluded. If the conflicts system detects a potential conflict, the legal and compliance departments of Carlyle assess investment opportunities to determine whether a particular investment opportunity is required to be allocated to a particular investment fund, account or other similar arrangement (including us) or is prohibited from being allocated to a particular investment fund, account or similar arrangement. Subject to a determination by the legal and compliance departments (if applicable), portfolio management teams and, as applicable, the Investment Adviser's allocation committees, are then charged with ensuring that investment opportunities are allocated to the appropriate investment fund, account or similar arrangement in accordance with our Investment Adviser's allocation policies and procedures. In addition, in some cases Carlyle and our Investment Adviser may make investment recommendations to investment funds, accounts and other similar arrangements where the investment funds, accounts and other similar arrangements make the investment independently of Carlyle and our Investment Adviser. As a result, there are circumstances where investments appropriate for us are instead allocated, in whole or in part, to such other investment funds, accounts or other similar arrangements irrespective of our Investment Adviser’s and Carlyle’s other policies and procedures regarding allocation of investments. Where Carlyle otherwise has discretion to allocate investment opportunities among various funds, accounts and other similar arrangements, it should be noted that Carlyle may determine to allocate such investment opportunities away from us.
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
Election to be Taxed as a RIC
We intend to elect to be treated, and intend to qualify annually, as a RIC for U.S. federal income tax purposes under Subchapter M of the Code beginning with the year ending December 31, 2022. As a RIC, we generally will not pay corporate-level U.S. federal income taxes on any net ordinary income or capital gains that we timely distribute to our shareholders as dividends. Instead, dividends we distribute generally will be taxable to the holders of our common shares of beneficial interests, and any net operating losses, foreign tax credits and other tax attributes may not pass through to the holders of our common shares of beneficial interest, and any net operating losses, foreign tax credits and other tax attributes may not pass through to the holders of our common shares of beneficial interest. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, we must distribute to our shareholders on an annual basis at least 90% of our investment company taxable income (generally, our net ordinary income plus the excess of our realized net short-term capital gains over realized net long-term capital losses, determined without regard to the dividends paid deduction) for any taxable year (the “Annual Distribution Requirement”). The following discussion assumes that we qualify as a RIC and have satisfied the Annual Distribution Requirement. If we (1) qualify as a RIC, and (2) satisfy the Annual Distribution Requirement, then we are not subject to U.S. federal income tax on the portion of our net taxable income we distribute (or are deemed to distribute) to shareholders. We are subject to U.S. federal income tax at regular corporate rates on any income or capital gains not distributed (or deemed distributed) to our shareholders.
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
Managerial Assistance to Portfolio Companies
    As a BDC, we must offer, and must provide, upon request from our portfolio companies, significant managerial assistance to certain of our portfolio companies. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. Our Investment Adviser may provide all or a portion of this assistance pursuant to our administration agreement, the costs of which will be reimbursed by us. We may receive fees for these services.

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
Indebtedness and Senior Securities
We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our Shares if our asset coverage, as defined in the Investment Company Act, is at least equal to 150% immediately after each such issuance. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our shareholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see Item 1A. “Risk Factors—Risks Relating to Our Business and Structure—Regulations governing our operation as a BDC affect our ability to, and the way in which we will, raise additional capital. As a BDC, the necessity of raising additional capital may expose us to risks, including the typical risks associated with leverage” and “—We borrow money, which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing in us.”
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
•pursuant to Rule 13a-15 of the Exchange Act, our management must prepare a report regarding its assessment of our internal control over financial reporting, starting from the date on which we are both (i) not an emerging growth company under the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”) and (ii) are a reporting company that meets the definition of an “accelerated filer” or a “large accelerated filer” under Rule 12b-2 under the Exchange Act, and must obtain an audit of the effectiveness of internal control over financial reporting performed by our independent registered public accounting firm; and
•pursuant to Item 308 of Regulation S-K and Rule 13a-15 of the Exchange Act, our periodic reports must disclose whether there were significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to material weaknesses.
The Sarbanes-Oxley Act requires us to review our current policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the regulations promulgated thereunder. We will continue to monitor our compliance with all regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that we are in compliance therewith.
Compliance with the JOBS Act
We currently are, and expect to remain, an “emerging growth company,” as defined in the JOBS Act until the earliest of:
•    up to five years measured from the date of the first sale of common equity securities pursuant to an effective registration statement;
•    the last day of the first fiscal year in which our annual gross revenues are $1.235 billion or more;
•    the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period; and
•    the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our Shares that is held by non-affiliates exceeds $700 million as of any June 30.
Under the JOBS Act, we are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act, which would require that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting. As long as we remain an emerging growth company or a reporting company that does not meet the definition of an “accelerated filer” or a “large accelerated filer” under Rule 12b-2 under the Exchange Act, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. This may increase the risk that material weaknesses or other deficiencies in our internal control over financial reporting go undetected. See Item 1A. “Risk Factors—Risks Relating to Our Business and Structure—If we fail to maintain effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act, we may not be able to timely or accurately report our financial results, which could have a material adverse effect on our business.”
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
Our Investment Adviser will vote proxies relating to our portfolio securities in what it perceives to be the best interest of our shareholders. Our Investment Adviser will review on a case-by-case basis each proposal submitted to a shareholder vote to determine its impact on the portfolio securities held by us. Although our Investment Adviser will generally vote against proposals that may have a negative impact on our portfolio securities, it may vote for such a proposal if there exist compelling long-term reasons to do so.
Our Investment Adviser’s proxy voting decisions will be made by its investment committee. To ensure that the vote is not the product of a conflict of interest, our Investment Adviser will require that: (1) anyone involved in the decision making process disclose to the Investment Committee, and Independent Trustees, any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote; and (2) employees involved in the decision making process or vote administration are prohibited from revealing how our Investment Adviser intends to vote on a proposal in order to reduce any attempted influence from interested parties.
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
Competition
Our primary competitors in providing financing to middle market companies include public and private funds, other BDCs, commercial and investment banks, CLOs, commercial finance companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. Many of our potential competitors are substantially larger and may have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that will not be available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we do, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the Investment Company Act and the Code impose on us. We cannot assure you that the competitive pressures we will face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we can offer no assurance that we will be able to identify and make investments that are consistent with our investment objective.
We expect to use the expertise of the members of the Investment Committee and its investment team to assess investment risks and determine appropriate pricing for our investments. In addition, we expect that extensive direct origination resources, broad product capabilities, ability to commit capital in scale and the depth of expertise of our Investment Adviser’s investment team will enable us to learn about and compete effectively for, financing opportunities with attractive middle market companies in the industries in which we seek to invest. For additional information concerning the competitive risks we face, see Part I, Item 1A of this Form 10-K “Risk Factors—Risks Related to Our Investments—We operate in a highly competitive market for investment opportunities, and compete with investment vehicles sponsored or advised by our affiliates.”
Staffing
We do not currently have any employees. Our Chief Financial Officer, a Managing Director of Carlyle, our Treasurer and Principal Accounting Officer, a Vice President of Carlyle, and our Chief Compliance Officer and Secretary, a Managing Director of Carlyle, are retained by our Administrator pursuant to the Carlyle Sub-Administration Agreement. Each of these professionals performs their respective functions for us under the terms of our Administration Agreement.
Our day-to-day investment operations are managed by our Investment Adviser. Our Investment Adviser has entered into a personnel agreement with Carlyle Employee Co., pursuant to which our Investment Adviser has access to the members of its investment committee, and a team of additional experienced investment professionals who, collectively, comprise the Investment Adviser’s investment team. Our Investment Adviser may hire additional investment professionals to provide services to us.

ITEM 1A.    RISK FACTORS
Risk Factor Summary
The following is only a summary of the principal risks that may materially adversely affect our business, financial condition, results of operations and cash flows. The following should be read in conjunction with the complete discussion of risk factors we face, which are set forth below under “—Risk Factors.”
Risks Related to Our Business and Structure
•We are a relatively new company with a limited operating history. Investors have limited information to evaluate historical data or assess any of our investments prior to participating in the Private Offering.
•Our potentially limited term may impact our investment strategy.
•We are currently operating in a period of capital markets disruption and economic uncertainty, and capital markets may experience periods of disruption and instability in the future. These market conditions may materially and adversely affect debt and equity capital markets in the United States and abroad, which have had and may continue to have a negative impact on our business and operations.
•Inflation has adversely affected and may continue to adversely affect the business, results of operations and financial condition of our portfolio companies.
•Economic recessions or downturns could impair our portfolio companies and harm our operating results.
•We are dependent upon our Investment Adviser for our future success, and there are significant potential conflicts of interest that could impact our investment returns and the holders of our Shares.
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
•Regulations governing our operation as a BDC affect our ability to, and the way in which we will, raise additional capital. As a BDC, the necessity of raising additional capital may expose us to risks, including the typical risks associated with leverage.
•We borrow money, which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing in us.
•Our indebtedness could adversely affect our business, financial conditions or results of operations.
•Changes in interest rates have increased and may in the future increase our cost of capital, reduce the ability of our portfolio companies to service their debt obligations and decrease our net investment income.
•The discontinuation of LIBOR and the adoption of alternative reference rates may adversely affect our business and results of operations.
•We may experience fluctuations in our quarterly results.
•We will be subject to corporate-level income tax if we are unable to qualify and maintain our qualification as a RIC for U.S. federal income tax purposes under Subchapter M of the Code.
•If we are not treated as a “publicly offered regulated investment company,” as defined in the Code, certain U.S. shareholders will be treated as having received a dividend from us.
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
•We are highly dependent on information systems, and systems failures could significantly disrupt our business.
•Cybersecurity risks and cyber incidents may adversely affect our business, results of operations or those of our portfolio companies.
•Changes in laws or regulations governing our business or the businesses of our portfolio companies, changes in the interpretation thereof or newly enacted laws or regulations, and any failure by us or our portfolio companies to comply with these laws or regulations may adversely affect our business and the businesses of our portfolio companies.
Risks Related to Our Investments
•Our investments are risky and speculative, generally illiquid and typically do not have a readily available market price.
•We operate in a highly competitive market for investment opportunities, and compete with investment vehicles sponsored or advised by our affiliates.
•Our portfolio companies may be highly leveraged and may incur debt that ranks equally with, or senior to, some of our investments in such companies, and our investment portfolio may be concentrated in a limited number of portfolio companies and industries.
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
•The financial projections of our portfolio companies could prove inaccurate, and the due diligence investigation that our Investment Adviser carries out with respect to an investment opportunity may not reveal or highlight all relevant facts that may be necessary or helpful in evaluating such investment opportunity.
•Our portfolio companies prepay loans from time to time, which may have the effect of reducing our investment income if the returned capital cannot be invested in transactions with equal or greater yields.
•We may not replicate the historical success of Carlyle or the historical performance of other BDCs managed by Carlyle.
•Our ability to enter into transactions with Carlyle and our other affiliates is restricted.
•Our failure to make follow-on investments in our portfolio companies could impair the value of our investments.
•Because we generally do not hold controlling equity interests in our portfolio companies, we may not be in a position to exercise control over our portfolio companies or to prevent decisions by management of our portfolio companies that could decrease the value of our investments.
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
Risks Related to Our Business and Structure
We are a relatively new company with a limited operating history. Investors have limited information to evaluate historical data or assess any of our investments prior to participating in the Private Offering.
We are a relatively new company with a limited operating history, and as a result, we have minimal financial information on which investors can evaluate an investment in us or our prior performance. Investors must rely on us to implement our investment policies, to evaluate all of our investment opportunities and to structure the terms of our investments rather than evaluating our investments in advance. Because investors are not able to thoroughly evaluate our investments in advance of acquiring shares, the offering of shares may entail more risk than other types of offerings. This additional risk may hinder investors’ ability to achieve their own personal investment objectives related to portfolio diversification, risk-adjusted investment returns and other objectives. The results of other businesses or companies that have or have had an investment objective which is similar to, or different from, our investment objective are not indicative of the results that we may achieve. We expect to have a different investment portfolio from other businesses or companies. Accordingly, our results may differ from and are independent of the results obtained by such businesses or companies. Moreover, past performance of the Company, Carlyle, and other BDCs managed by Carlyle, is no assurance of future returns. See “—We may not replicate the historical success of Carlyle or the historical performance of other BDCs managed by Carlyle” for additional information.
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
We are currently operating in a period of capital markets disruption and economic uncertainty, and capital markets may experience periods of disruption and instability in the future. These market conditions may materially and adversely affect debt and equity capital markets in the United States and abroad, which have had and may continue to have a negative impact on our business and operations.
U.S. capital markets continue to experience disruptions and volatility, including as a result of inflation, a rising interest rate environment, Russia’s military invasion of Ukraine and the ongoing effects of the COVID-19 pandemic. In addition, in January 2023, the outstanding debt of the U.S. reached its statutory limit and the U.S. Treasury Department commenced taking extraordinary measures to prevent the U.S. from defaulting on its obligations. These events have contributed to unpredictable general economic conditions that are materially and adversely impacting the broader financial and credit markets. These and future market disruptions and/or illiquidity would be expected to have an adverse effect on our business, financial condition, results of operations and cash flows, as well as the businesses of our portfolio companies, and the broader financial and credit markets.
At various times, such disruptions have resulted in, and may in the future result in, a lack of liquidity in parts of the debt capital markets, significant write-offs in the financial services sector and the repricing of credit risk. Such conditions may occur for a prolonged period of time again, and may materially worsen in the future, including as a result of U.S. government shutdowns, or future downgrades to the U.S. government's sovereign credit rating, including as a result of a default or the threat of default on its debt, or the perceived credit worthiness of the U.S. or other large global economies. In addition, the current U.S. political environment and the resulting uncertainties regarding actual and potential shifts in U.S. foreign investment, trade, taxation, economic, environmental and other policies under the current Administration, as well as the impact of geopolitical tension, such as a deterioration in the bilateral relationship between the U.S. and China or in the ongoing conflict between Russia and Ukraine, could lead to disruption, instability and volatility in the global markets. Unfavorable economic conditions also would be expected to increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events have limited and could continue to limit our investment originations, and limit our ability to grow and could have a material negative impact on our operating results, financial condition, results of operations and cash flows and the fair values of our debt and equity investments.
In addition, the U.S. and global capital markets have in the past, and may in the future, experience periods of extreme volatility and disruption during economic downturns and recessions. Trade wars and volatility in the U.S. repo market, the U.S. high yield bond markets, the Chinese stock markets and global markets for commodities may affect other financial markets worldwide. Increases to budget deficits, which have been exacerbated by the COVID-19 pandemic, or direct and contingent sovereign debt may create concerns about the ability of certain nations to service their sovereign debt obligations and any risks resulting from any such debt crisis in Europe, the U.S. or elsewhere could have a detrimental impact on the global economy, sovereign and non-sovereign debt in certain countries and the financial condition of financial institutions generally. Austerity measures that certain countries may agree to as part of any debt crisis or disruptions to major financial trading markets may adversely affect world economic conditions, our business and the businesses of our portfolio companies.
The COVID-19 outbreak has led, and for an unknown period of time may continue to lead, to disruptions in local, regional, national and global economic activity, adverse effects on the functioning of financial markets, impacts on market interest rates, increases in economic and market uncertainty, and disruptions to trade and supply chains. While economic activity has improved, disruptions to supply chains may continue and significant inflation has been seen in many segments of the global economy. Recurring COVID-19 outbreaks and the spread of new COVID-19 variants may lead to the re-introduction of public health restrictions. Ineffectual vaccines and treatment options could lead people to continue to self-isolate and not participate in the economy at pre-pandemic levels for a prolonged period of time. Even after the COVID-19 pandemic subsides, the U.S. economy and most other major global economies may experience an economic downturn, and we anticipate our business and operations could be materially adversely affected by a prolonged economic downturn and uncertainty in the U.S. and other major markets.
Additionally, the Federal Reserve raised the Federal Funds Rate several times over the course of 2022 and early 2023 and is expected to continue to do so while inflation remains above historical levels in the United States. These developments, along with the United States government’s credit and deficit concerns, global economic uncertainties and market volatility and the ongoing impacts of COVID-19, have caused and could continue to cause interest rates to be volatile, which may negatively impact our ability to access the capital markets on favorable terms.
Inflation has adversely affected and may continue to adversely affect the business, results of operations and financial condition of our portfolio companies.
Certain of our portfolio companies are in industries that have been impacted by inflation. Recent inflationary pressures have increased the costs of labor, energy and raw materials and have adversely affected consumer spending, economic growth and out portfolio companies’ operations. If such portfolio companies are unable to pass any increases in their costs of operations along to their customers, it could adversely affect their operating results and impact their ability to pay interest and principal on our loans, particularly if interest rates rise in response to inflation. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future realized or unrealized losses and therefore reduce our net assets resulting from operations. Additionally, the Federal Reserve has raised, and has indicated its intent to continue raising, certain benchmark interest rates in an effort to combat inflation. See “—Changes in interest rates have increased and may in the future increase our cost of capital, reduce the ability of our portfolio companies to service their debt obligations and decrease our net investment income.”

Economic recessions or downturns could impair our portfolio companies and harm our operating results.
Many of the portfolio companies in which we make investments may be susceptible to economic slowdowns or recessions and may be unable to repay the loans we made to them during these periods or pay interest payments. Rising interest rates, inflation, the ongoing effects of the COVID-19 pandemic, and supply chain disruptions heighten these risks. Therefore, our non-performing assets may increase and the value of our portfolio may decrease during these periods as we are required to record our investments at their current fair value. Adverse economic conditions also may decrease the value of collateral securing some of our loans and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our and our portfolio companies’ funding costs, limit our and our portfolio companies’ access to the capital markets or result in a decision by lenders not to extend credit to us or our portfolio companies. These events could prevent us from increasing investments and harm our operating results.
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
We do not have any employees. We depend on the diligence, skill, judgment and network of business contacts of our Investment Adviser’s investment professionals and CDL to source appropriate investments for us. We depend on members of our Investment Adviser’s investment team to appropriately analyze our investments and the Investment Committee to approve and monitor our middle market portfolio investments. The Investment Committee, together with the other members of its investment team, evaluate, negotiate, structure, close and monitor our investments. Our future success will depend on the continued availability of the members of the Investment Committee and the other investment professionals available to the Investment Adviser. Neither we nor the Investment Adviser has employment agreements with these individuals or other key personnel, and we cannot provide any assurance that unforeseen business, medical, personal or other circumstances would not lead any such individual to terminate his or her relationship with us. The loss of any senior investment professionals to which our Investment Adviser has access, including members of the Investment Committee, or a significant number of the investment professionals of our Investment Adviser, could have a material adverse effect on our ability to achieve our investment objective as well as on our financial condition and results of operations. The market for qualified professionals is extremely competitive across levels and areas of expertise, and our Investment Adviser may not be successful in its efforts to recruit, retain and motivate these professionals. In connection with the COVID-19 pandemic, there has been a shift to a hybrid work model and, in recruiting efforts, our Investment Adviser has seen increased focus by prospective candidates on remote and hybrid work arrangements and arrangements providing more flexibility, including around location. If there is a permanent shift to a longer-term fully remote model that does not require maintaining close proximity to a company’s offices in the markets in which our Investment Adviser competes for talent, it may experience an even further increase in competition for talent and it may be difficult to recruit and retain investment professionals.
In addition, we cannot assure you that our Investment Adviser will remain our investment adviser or that we will continue to have access to Carlyle’s investment professionals or its information and deal flow. If, due to extraordinary market conditions or other reasons, we and other funds managed by our Investment Adviser or its affiliates were to incur substantial losses, the revenues of our Investment Adviser and its affiliates may decline substantially. Such losses may hamper our Investment Adviser's and its affiliates' ability to provide the same level of service to us as it would have. Further, there can be no assurance that our Investment Adviser will replicate Carlyle’s historical success, and we caution you that our investment returns could be substantially lower than the returns achieved by other Carlyle-managed funds.
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
Accomplishing this result on a cost-effective basis is largely a function of our Investment Adviser’s structuring of the investment process, its ability to provide competent, attentive and efficient services to us and its ability to access financing for us on acceptable terms. Our Investment Adviser’s investment team has substantial responsibilities under the Investment Advisory Agreement and in connection with managing us and certain other investment funds and accounts advised by our Investment Adviser or its affiliates, and may also be called upon to provide managerial assistance to our portfolio companies. These demands on their time, which will increase as the number of investments grow, may distract them or slow the rate of investment. In order for us to grow, Carlyle will need to hire, train, supervise, manage and retain new employees. However, we can offer no assurance that any such investment professionals will contribute effectively to the work of our Investment Adviser. Any failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.
We expect to raise additional capital to grow because we must distribute most of our income.
We expect to raise additional capital to fund growth in our investments. We expect to issue additional equity securities in connection with capital drawdowns from our investors in the Private Offering and expect to continue to borrow from financial institutions in the future. If we fail to obtain funds from such sources or from other sources to fund our investments, it could limit our ability to grow, which may have an adverse effect on the value of our securities. We intend to elect to be treated, and intend to qualify annually, as a RIC for U.S. federal income tax purposes under Subchapter M of the Code beginning with the year ending December 31, 2022. To maintain our status as a RIC, among other requirements, we must distribute on a timely basis at least 90% of our investment company taxable income to our shareholders. As a result, any such cash earnings may not be available to fund investment originations or repay maturing debt.
We may pursue growth through acquisitions or strategic investments in new businesses. Completion and timing of any such acquisitions or strategic investments may be subject to a number of contingencies and risks. There can be no assurance that the integration of an acquired business will be successful or that an acquired business will prove to be profitable or sustainable.
We have borrowed under credit facilities and in the future may borrow under additional debt facilities from financial institutions. As of December 31, 2022, we had outstanding $98,630,711 aggregate principal amount of indebtedness.
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
Our investors will bear, among other expenses and costs, our organizational expenses and offering costs relating to the offering of the Shares incurred on or prior to the Final Closing Date (collectively, the “Organizational and Offering Costs”) up to a maximum aggregate amount of 0.15% of the Company’s total capital commitments. We have no minimum company size, and there is no guarantee that additional investors will make commitments to us in the future. As a result, if we fail to raise additional commitments prior to the Final Closing Date, our investors will be required to bear a disproportionate share of our expenses and obligations as compared to investors participating in a larger company.
Any failure on our part to maintain our status as a BDC or RIC would reduce our operating flexibility, may hinder our achievement of our investment objective, may limit our investment choices and may subject us to greater regulation.
The Investment Company Act and the Code impose numerous constraints on the operations of BDCs and RICs, respectively, that do not apply to other types of investment vehicles. For example, under the Investment Company Act, we are required as a BDC to invest at least 70% of our total assets in specified types of “qualifying assets,” primarily in private U.S. companies or thinly-traded U.S. public companies, cash, cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less. In addition, in order to continue to qualify as a RIC for U.S. federal income tax purposes, we are required to satisfy certain source-of-income, diversification and distribution requirements. These constraints, among others, may hinder our ability to take advantage of attractive investment opportunities and to achieve our investment objective. See Item 1 “Business—Election to be Taxed as a RIC” for additional information.
Furthermore, any failure to comply with the requirements imposed on us as a BDC by the Investment Company Act could cause the SEC to bring an enforcement action against us and/or expose us to claims of private litigants. In addition, upon approval of a majority of our outstanding voting securities as required by the Investment Company Act, we may elect to withdraw our status as a BDC. If we decide to withdraw our election, or if we otherwise fail to qualify, or maintain our qualification, as a BDC, we might be regulated as a closed-end investment company that is required to register under the Investment Company Act, which would subject us to additional regulatory restrictions, significantly decrease our operating flexibility and could significantly increase our cost of doing business. In addition, any such failure could cause an event of default under our outstanding indebtedness, which could have a material adverse effect on our business, financial condition or results of operations.
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
We borrow money, which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing in us.
As part of our business strategy, we, including through any wholly owned subsidiary of ours, borrow from and may in the future issue additional senior debt securities to banks, insurance companies and other lenders. Holders of these loans or senior securities would have fixed-dollar claims on our assets that are superior to the claims of our shareholders. If the value of our assets decreases, leverage will cause our NAV to decline more sharply than it otherwise would have without leverage. Similarly, any decrease in our income would cause our net income to decline more sharply than it would have if we had not borrowed. This decline could negatively affect our ability to make dividend payments on our Shares.
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
In addition to having fixed-dollar claims on our assets that are superior to the claims of our shareholders, obligations to lenders may be secured by a first priority security interest in our portfolio of investments, our cash, and/or our right to call unused capital commitments from the shareholders. The lenders (or their agent) of our senior secured revolving credit facility, entered into as of April 22, 2022 (the “Subscription Facility”), have the right on behalf of us to directly call unused capital commitments and enforce remedies against our shareholders under certain circumstances. In the case of a liquidation event, such as the liquidation, dissolution or winding up of the Company, lenders and other creditors would receive proceeds to the extent of their security interest before any distributions are made to the shareholders.
On September 30, 2022, our wholly owned subsidiary, Carlyle Secured Lending III SPV, L.L.C. (the “SPV”), entered into a senior secured revolving credit facility (the “SPV Credit Facility” and, together with the Subscription Facility, the “Credit Facilities”). Our Credit Facilities impose financial and operating covenants that restrict our business activities, remedies on default and similar matters. As of December 31, 2022, we were in material compliance with the operating and financial covenants of our Credit Facilities. However, our continued compliance with these covenants depends on many factors, some of which are beyond our control. Accordingly, although we believe we will continue to be in compliance, we cannot assure you that we will continue to comply with the covenants in our Credit Facilities. Failure to comply with these covenants could result in a default. If we were unable to obtain a waiver of a default from the lenders or holders of that indebtedness, as applicable, those lenders or holders could accelerate repayment under that indebtedness, which may result in cross-acceleration of other indebtedness. An acceleration could have a material adverse impact on our business, financial condition and results of operations. Lastly, we may be unable to obtain additional leverage, which would, in turn, affect our return on capital.
As of December 31, 2022, we had $98,630,711 of outstanding indebtedness under our Credit Facilities. Our weighted average effective interest rate as of December 31, 2022, was 6.41%, excluding fees (such as fees on undrawn amounts and amortization of upfront fees). Since we generally pay interest at a floating rate on our Credit Facilities, an increase in interest rates will generally increase our borrowing costs.
The following table illustrates the effect of leverage on returns from an investment in our common shares assuming various annual returns on our portfolio, net of expenses. The calculations in the table below are hypothetical, and actual returns may be higher or lower than those appearing in the table below.

	Assumed Return on Our Portfolio (Net of Expense)
Assumed annual returns on Company’s portfolio (net of expenses)	(10)%	(5)%	0%	5%	10%
Corresponding return to shareholder (1)	(25.20)%	(15.48)%	(5.76)%	3.96%	13.68%

(1) Assumes, as of December 31, 2022, (i) $213,176,963 in total assets, (ii) $98,630,711 in outstanding indebtedness, (iii) $109,672,287 in net assets and (iv) weighted average effective interest rate, excluding fees (such as fees on undrawn amounts and amortization of financing costs), of 6.41%.
Based on an outstanding indebtedness of $98,630,711 as of December 31, 2022, and the weighted average effective interest rate, excluding fees (such as fees on undrawn amounts and amortization of financing costs), of 6.41% as of that date, our investment portfolio at fair value would have had to produce an annual return of approximately 2.96% to cover annual interest payments on the outstanding debt. For more information on our indebtedness, see Part II, Item 7 of this Form 10-K “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources.”
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
Changes in interest rates have increased and may in the future increase our cost of capital, reduce the ability of our portfolio companies to service their debt obligations and decrease our net investment income.
General interest rate fluctuations and changes in credit spreads on floating rate loans may have a substantial negative impact on our investments and investment opportunities and, accordingly, may have a material adverse effect on our rate of return on invested capital, our net investment income and our NAV. All of our debt investments have variable interest rates that reset periodically based on benchmarks such as the London Interbank Offered Rate (“LIBOR” or “L”), the Secured Overnight Financing Rate (“SOFR”) and the U.S. Prime Rate (“Prime Rate” or “P”), so an increase in interest rates from their historically low levels may make it more difficult for our portfolio companies to service their obligations under the debt investments that we hold. Rising interest rates could also cause portfolio companies to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults. To address ongoing concerns about inflation, the Federal Reserve has increased interest rates over the course of 2022 and currently is expected to do so in 2023.
Furthermore, because we typically borrow money to make investments, our net investment income depends, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income to the extent we use debt to finance our investments. In periods of rising interest rates, our cost of funds would increase, which could reduce our net investment income.
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
In addition, a rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments. Accordingly, the recent increases in interest rates have made it easier for us to meet or exceed the incentive fee hurdle rate in our Investment Advisory Agreement and have resulted in increases in the amount of incentive fees payable to our Investment Adviser with respect to our pre-incentive fee net investment income. Also, an increase in interest rates available to investors could make an investment in our Shares less attractive if we are not able to increase our distribution rate, which could reduce the value of our Shares.

The discontinuation of LIBOR and the adoption of alternative reference rates may adversely affect our business and results of operations.
The UK Financial Conduct Authority and the administrator of LIBOR have announced that the publication of the most commonly used U.S. dollar LIBOR settings will cease to be provided or cease to be representative after June 30, 2023. The Adjustable Interest Rate (LIBOR) Act enacted in March 2022 provides a statutory framework to replace USD LIBOR with a benchmark rate based on SOFR for contracts governed by U.S. law that have no fallbacks or fallbacks that would require the use of a poll or LIBOR-based rate. As the transition from LIBOR is ongoing, there continues to be uncertainty as to the ultimate effect of the transition on the financial markets for LIBOR-linked financial instruments.
SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. Although SOFR appears to be the preferred replacement rate for U.S. dollar LIBOR, it is unclear if other benchmarks may emerge or if other rates will be adopted outside the U.S. The Bank of England’s current nominated replacement for GBP-LIBOR is the Sterling Overnight Interbank Average Rate (“SONIA”). Given the inherent differences between LIBOR and SOFR, or any other alternative benchmark rate that may be established, including SONIA, there remains uncertainty regarding the future utilization of LIBOR and the nature of any replacement rate.
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
The discontinuance of LIBOR will require us to renegotiate credit agreements entered into prior to the discontinuation of LIBOR with our portfolio companies that utilize LIBOR as a factor in determining the interest rate, in order to replace LIBOR with the new standard that is established, which may have an adverse effect on our ability to receive attractive returns.
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
There are significant potential conflicts of interest, including the management of other investment funds and accounts by our Investment Adviser, which could impact our investment returns and the holders of our Shares.
Our executive officers and Trustees, other current and future principals of our Investment Adviser and certain members of the Investment Committee currently serve, and may continue to serve, as officers, directors or principals of other entities and affiliates of our Investment Adviser and funds managed by our affiliates that operate in the same or a related line of business as we do. Currently, our executive officers, as well as the other principals of our Investment Adviser manage other funds affiliated with Carlyle, including other existing and future affiliated BDCs. In addition, our Investment Adviser’s investment team has responsibilities for sourcing and managing investments for certain other investment funds and accounts. Accordingly, they have obligations to investors in those entities, the fulfillment of which may not be in the best interests of, or may be adverse to the interests of, us or our shareholders. Although the professional staff of our Investment Adviser will devote as much time to our management as appropriate to enable our Investment Adviser to perform its duties in accordance with the

Investment Advisory Agreement, the investment professionals of our Investment Adviser may have conflicts in allocating their time and services among us, on the one hand, and investment vehicles managed by Carlyle or one or more of its affiliates on the other hand.
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
We and our affiliates own, and may continue to own, investments at different levels of a portfolio company’s capital structure or otherwise own different classes of a portfolio company’s securities, which may give rise to conflicts of interest or perceived conflicts of interest. Conflicts may also arise because portfolio decisions regarding our portfolio may benefit our affiliates. Our affiliates may pursue or enforce rights with respect to one of our portfolio companies, and those activities may have an adverse effect on us.
It is possible that Carlyle or an affiliated investment vehicle will invest in a company that is or becomes a competitor of a portfolio company of ours. Such investment could create a conflict between us, on the one hand, and Carlyle or the affiliated investment vehicle, on the other hand. In such a situation, Carlyle or our Investment Adviser may also have a conflict in the allocation of its own resources to our portfolio company. In addition, certain affiliated investment vehicles will be focused primarily on investing in other funds that may have strategies that overlap and/or directly conflict and compete with us.
As a result of the expansion of Carlyle’s platform into various lines of business in the alternative asset management industry, Carlyle is subject to a number of actual and potential conflicts of interest and subject to greater regulatory oversight than that to which it would otherwise be subject if it had just one line of business. In addition, as Carlyle expands its platform, the allocation of investment opportunities among its investment funds, including us, is expected to become more complex. In addressing these conflicts and regulatory requirements across Carlyle’s various businesses, Carlyle has implemented, and may continue to implement, certain policies and procedures. For example, Carlyle has established an information barrier between Carlyle Global Credit, on the one hand, and the rest of Carlyle, on the other, which generally restricts the communications of Carlyle Global Credit with other Carlyle investment professionals pursuant to the information barrier policy. In addition, we may come into possession of material non-public information with respect to issuers in which we may be considering making an investment. As a consequence, we may be precluded from providing such information or other ideas to other funds affiliated with Carlyle that may benefit from such information or we may be precluded from otherwise consummating a contemplated investment. To the extent we or any other funds affiliated with Carlyle fail to appropriately deal with any such conflicts, it could negatively impact our reputation or Carlyle’s reputation and our ability to raise additional funds and the willingness of counterparties to do business with us or result in potential litigation against us.
In the ordinary course of business, we enter, and may continue to enter, into transactions with affiliates and portfolio companies that may be considered related party transactions. We have implemented certain policies and procedures whereby certain of our executive officers screen each of our transactions for any possible affiliations between the proposed portfolio investment, us and other affiliated persons, including our Investment Adviser, shareholders that own more than 5% of us, employees, officers, Trustees and directors of us and our Investment Adviser and certain persons directly or indirectly controlling, controlled by or under common control with the foregoing persons. We will not enter into any agreements unless and until we are satisfied that doing so will not raise concerns under the Investment Company Act or, if such concerns exist, we have taken appropriate actions to seek Board of Trustees review and approval or SEC exemptive relief for such transactions.
In the course of our investing activities, we pay management and incentive fees to our Investment Adviser and reimburse our Investment Adviser for certain expenses it incurs in accordance with our Investment Advisory Agreement. The base management fee is based on our gross assets and the incentive fee is paid on income, both of which include leverage. As a result, investors in our Shares invest on a “gross” basis and receive distributions on a “net” basis after expenses, resulting in a lower rate of return than an investor might achieve through direct investments. Because the management fee is based on gross assets, our Investment Adviser benefits to the extent we incur debt or use leverage. Accordingly, there may be times when the senior management team of our Investment Adviser has interests that differ from those of our shareholders, giving rise to a conflict.
In addition, we pay our Administrator, an affiliate of our Investment Adviser, its costs and expenses and our allocable portion of overhead incurred by it in performing its obligations under the Administration Agreement, including, compensation paid to or compensatory distributions received by our officers (including our Chief Compliance Officer, Chief Financial Officer and Treasurer) and their respective staff who provide services to us, operations staff who provide services to us, and internal audit staff in their role of performing our Sarbanes-Oxley Act internal control assessment. These arrangements create conflicts of interest that our Board of Trustees monitors. Despite Carlyle’s good faith judgment to arrive at a fair and reasonable expense allocation methodology, the use of any particular methodology may lead us to bear relatively more expense in certain instances and relatively less in other instances compared to what we would have borne if a different methodology had been used. However, Carlyle seeks to make allocations that are equitable on an overall basis in its good faith judgment.
We may be obligated to pay our Investment Adviser incentive compensation even if we incur a loss.
Our Investment Adviser is entitled to incentive compensation for each calendar quarter in an amount equal to a percentage of the excess of our pre-incentive fee net investment income for that quarter (before deducting incentive compensation) above a performance threshold for that quarter. In calculating our performance threshold, we use net assets which results in a lower hurdle rate than if we used gross assets like we do for determining our base management fee. Our pre-incentive fee net investment income for incentive compensation purposes excludes realized and unrealized capital losses and depreciation that we may incur in the calendar quarter, even if such capital losses or depreciation result in a net loss on our statement of operations for that quarter. Thus, we may be required to pay our Investment Adviser incentive compensation for a calendar quarter even if there is a decline in the value of our portfolio or we incur a net loss for that quarter.
Our fee structure may induce our Investment Adviser to pursue speculative investments and incur leverage, and investors may bear the cost of multiple levels of fees and expenses.
The incentive fees payable by us to our Investment Adviser may create an incentive for our Investment Adviser to pursue investments on our behalf that are riskier or more speculative than would be the case in the absence of such compensation arrangement. The incentive fees payable to our Investment Adviser are calculated based on a percentage of our return on invested capital. This may encourage our Investment Adviser to use leverage to increase the return on our investments. In particular, a portion of the incentive fees payable to the Investment Adviser is calculated based on the Company’s pre-incentive fee net investment income, expressed as a rate of return on the value of the Company’s net assets at the end of the immediately preceding calendar quarter, subject to a “hurdle rate” of 1.50% per quarter (6% annualized) and a “catch-up rate” of 1.82% per quarter (7.28% annualized). See Note 4 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K. Accordingly, an increase in leverage may make it easier for the Company to meet or exceed the hurdle rate applicable to the income-based incentive fee and may result in an increase in the amount of income-based incentive fee payable to the Investment Adviser.
Under certain circumstances, the use of leverage may increase the likelihood of default, which would impair the value of our Shares. In addition, our Investment Adviser receives the incentive fees based, in part, upon net capital gains realized on our investments. Unlike that portion of the incentive fees based on income, there is no hurdle rate applicable to the portion of the incentive fees based on net capital gains. As a result, our Investment Adviser may have incentive to invest more capital in investments that are likely to result in capital gains as compared to income producing securities. Such a practice could result in our investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during economic downturns.
The “catch-up” portion of the incentive fees may encourage our Investment Adviser to accelerate or defer interest payable by portfolio companies from one calendar quarter to another, potentially resulting in fluctuations in timing and dividend amounts.
Additionally, the incentive fees payable by us to our Investment Adviser may create an incentive for our Investment Adviser to cause us to realize capital gains or losses that may not be in the best interests of us or our shareholders. Under the incentive fee structure, our Investment Adviser benefits when we recognize capital gains and, because our Investment Adviser determines when an investment is sold, our Investment Adviser controls the timing of the recognition of such capital gains. Our Board of Trustees is charged with protecting our shareholders’ interests by monitoring how our Investment Adviser addresses these and other conflicts of interest associated with its management services and compensation.

We may invest, to the extent permitted by law, in the securities and instruments of other investment companies, including private funds, and, to the extent we so invest, bear our ratable share of any such investment company’s expenses, including management and performance fees. We also remain obligated to pay management and incentive fees to our Investment Adviser with respect to the assets invested in the securities and instruments of other investment companies. With respect to each of these investments, each of our shareholders bears his or her share of the management and incentive fees of our Investment Adviser as well as indirectly bearing the management and performance fees and other expenses of any investment companies in which we invest.
We will be subject to corporate-level income tax if we are unable to qualify and maintain our qualification as a RIC for U.S. federal income tax purposes under Subchapter M of the Code.
Although we intend to elect to be treated, and to qualify annually, as a RIC for U.S. federal income tax purposes under Subchapter M of the Code beginning with the year ending December 31, 2022, we cannot assure you that we will be able to qualify for and maintain RIC status. To obtain and maintain RIC status and be relieved of U.S. federal income taxes on income and gains distributed to our shareholders, we must, among other things, have in effect an election to be treated, and continue to qualify, as a BDC under the Investment Company Act at all times during each taxable year and meet the Annual Distribution Requirement, the 90% Gross Income Test and the Diversification Tests (each as defined and explained more fully in Item 1. “Business—Election to be Taxed as a RIC.”).
If we fail to qualify for and maintain our RIC status for any reason, and we do not qualify for certain relief provisions under the Code, we would be subject to corporate-level U.S. federal income tax (and any applicable U.S. state and local taxes) regardless of whether we make any distributions to our shareholders. In this event, the resulting taxes and any resulting penalties could substantially reduce our net assets, the amount of our income available for distribution and the amount of our distributions to our shareholders, which would have a material adverse effect on our financial performance. For additional discussion regarding the tax implications of a RIC, see Item 1. “Business—Election to be Taxed as a RIC” for additional information.
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
If we fail to maintain effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act, we may not be able to timely or accurately report our financial results, which could have a material adverse effect on our business.
We are obligated to maintain proper and effective internal control over financial reporting, including the internal control evaluation and certification requirements of Section 404 of the Sarbanes-Oxley Act. We will not be required to comply with all of the requirements under Section 404 of the Sarbanes-Oxley Act until we have been subject to the reporting requirements of the Exchange Act for a specified period of time and the date (i) we are no longer an emerging growth company under the JOBS Act and (ii) we are a reporting company that meets the definition of an “accelerated filer” or a “large accelerated filer” under Rule 12b-2 under the Exchange Act. Accordingly, our internal controls over financial reporting do not currently meet all of the standards contemplated by Section 404 of the Sarbanes-Oxley Act that we may eventually be required to meet. Specifically, we are required to conduct annual management assessments of the effectiveness of our internal controls over financial reporting. However, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting until the date (i) we are no longer an emerging growth company under the JOBS Act and (ii) we are a reporting company that meets the definition of an “accelerated filer” or a “large accelerated filer” under Rule 12b-2 under the Exchange Act. If we are not able to implement the applicable requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner or with adequate compliance, our operations, financial reporting or financial results could be adversely affected. Matters impacting our internal controls may cause us to be unable to report our financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC, and result in a breach of the covenants under the agreements governing any of our financing arrangements. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Additionally, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective. If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm were to report a material weakness in our internal controls over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports. This could materially adversely affect us.
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
Private funds that are excluded from the definition of “investment company” either pursuant to Section 3(c)(1) or 3(c)(7) of the Investment Company Act are restricted from acquiring directly or through a controlled entity more than 3% of our total outstanding voting shares (measured at the time of the acquisition), unless certain conditions are satisfied. Investment companies registered under the Investment Company Act and BDCs are also subject to this restriction as well as other limitations under the Investment Company Act that would restrict the amount that they are able to invest in our securities. As a result, certain investors will be limited in their ability to make significant investments in us at a time that they might desire to do so.
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
We are highly dependent on information systems, and systems failures could significantly disrupt our business.
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
Cyber incidents and cyber-attacks have been occurring globally at a more frequent and severe level and are expected to continue to increase in frequency and severity in the future. A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to, use, alteration or destruction of our information systems for purposes of misappropriating assets, obtaining ransom payments, stealing confidential information, corrupting data or causing operational disruption, or may involve phishing. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen information, misappropriation of assets, increased cybersecurity protection and insurance costs, litigation and damage to our business relationships. This could result in significant losses, reputational damage, litigation, regulatory fines or penalties, or otherwise adversely affect our business, financial condition or results of operations. In addition, we may be required to expend significant additional resources to modify our protective measures and to investigate and remediate vulnerabilities or other exposures arising from operational and security risks. The costs related to cybersecurity incidents may not be fully insured or indemnified. As our and our portfolio companies’ reliance on technology has increased, so have the risks posed to our information systems, both internal and those provided by our Investment Adviser and third-party service providers, and the information systems of our portfolio companies. We, our Investment Adviser and its affiliates have implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber incident, may be ineffective and do not guarantee that a cyber incident will not occur or that our financial results, operations or confidential information will not be negatively impacted by such an incident.
Third parties with which we do business (including, but not limited to, service providers, such as accountants, custodians, transfer agents and administrators, and the issuers of securities in which we invest) may also be sources or targets of cybersecurity or other technological risks. We outsource certain functions and these relationships allow for the storage and processing of our information and assets, as well as certain investor, counterparty, employee and borrower information. While we engage in actions to reduce our exposure resulting from outsourcing, we cannot control the cybersecurity plans and systems put in place by these third parties and ongoing threats may result in unauthorized access, loss, exposure or destruction of data, or other cybersecurity incidents, with increased costs and other consequences, including those described above. Privacy and information security laws and regulation changes, and compliance with those changes, may also result in cost increases due to system changes and the development of new administrative processes.
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
Our ability to continue to operate depends on the services provided by our Investment Adviser, Administrator and sub-administrators. Each is able to resign upon 60 days’ notice, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.
Our ability to continue to operate depends on the services provided by our Investment Adviser, Administrator and sub-administrators. Our Investment Adviser, our Administrator, and our sub-administrators each have the right to resign under the Investment Advisory Agreement, the Administration Agreement and the Sub-Administration Agreements, respectively, upon 60 days’ written notice, whether a replacement has been found or not. If any of them resigns, it may be difficult to find a replacement with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If a replacement is not found quickly, our business, results of operations and financial condition as well as our ability to pay distributions are likely to be adversely affected and the value of our shares may decline. In addition, the coordination of our internal management and investment activities is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by our Investment Adviser, our Administrator and their affiliates, including certain of our sub-administrators. Even if a comparable service provider or individuals performing such services are retained, whether internal or external, their integration into our business and lack of familiarity with our investment objective may result in additional costs and time delays that may materially adversely affect our business, results of operations and financial condition.
Our Investment Adviser’s liability is limited under the Investment Advisory Agreement, and we are required to indemnify our Investment Adviser against certain liabilities, which may lead our Investment Adviser to act in a riskier manner on our behalf than it would when acting for its own account.
Our Investment Adviser has not assumed any responsibility to us other than to render the services described in the Investment Advisory Agreement, and it will not be responsible for any action of our Board of Trustees in declining to follow our Investment Adviser’s advice or recommendations. Pursuant to the Investment Advisory Agreement, our Investment Adviser and its members and their respective officers, managers, partners, agents, employees, controlling persons and members and any other person or entities affiliated with it will not be liable to us for their acts under the Investment Advisory Agreement, absent willful misfeasance, bad faith, gross negligence or reckless disregard in the performance of their duties. We have agreed to indemnify, defend and protect our Investment Adviser and its members and their respective officers, managers, partners, agents, employees, controlling persons and members and any other person or entities affiliated with it with respect to all damages, liabilities, costs and expenses arising out of or otherwise based upon the performance of any of our Investment Adviser’s duties or obligations under the Investment Advisory Agreement or otherwise as an Investment Adviser for us, and not arising out of willful misfeasance, bad faith, gross negligence or reckless disregard in the performance of their duties under the Investment Advisory Agreement. These protections may lead our Investment Adviser to act in a riskier manner when acting on our behalf than it would when acting for its own account. See “Our fee structure may induce our Investment Adviser to pursue speculative investments and incur leverage, and investors may bear the cost of multiple levels of fees and expenses.” for additional information.
Risks Related to Our Investments
Our investments are risky and speculative.
We invest primarily in loans to middle market companies whose debt, if rated, is rated below investment grade and, if not rated, would likely be rated below investment grade if it were rated. Investments rated below investment grade are generally considered higher risk than investment grade instruments. Bonds that are rated below investment grade are sometimes referred to as “high yield bonds” or “junk bonds.” Exposure to below investment grade instruments involves certain risks, including speculation with respect to the borrower’s capacity to pay interest and repay principal. In our first lien loans, the fact that a loan is secured does not guarantee that we will receive principal and interest payments according to the loan’s terms, or at all, or that we will be able to collect on the loan should we be forced to enforce our remedies. To the extent we hold second lien senior secured loans and junior debt investments, holders of first lien loans may be repaid before us in the event of a bankruptcy or other insolvency proceeding. This may result in an above average amount of risk and loss of principal. Unitranche loans generally allow the borrower to make a large lump sum payment of principal at the end of the loan term, and there is a heightened risk of loss if the borrower is unable to pay the lump sum or refinance the amount owed at maturity. When we invest in loans, we have acquired and may in the future acquire equity securities as well. However, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.
Some of the loans in which we may invest may be “covenant-lite” loans, which means the loans contain fewer covenants than other loans (in some cases, none) and may not include terms which allow the lender to monitor the performance of the borrower and declare a default if certain criteria are breached. An investment by us in a covenant-lite loan may potentially hinder the ability to reprice credit risk associated with the issuer and reduce the ability to restructure a problematic loan and mitigate potential loss. We may also experience delays in enforcing our rights under covenant-lite loans. As a result of these risks, our exposure to losses may be increased, which could result in an adverse impact on our net income and net asset value.

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
Our portfolio securities are generally illiquid and typically do not have a readily available market price and, in such a case, we will value these securities at fair value as determined in good faith under procedures adopted by our Board of Trustees or its designee, which valuation is inherently subjective and may not reflect what we may actually realize from the sale of the investment.
Substantially all of our portfolio investments are in the form of debt investments that are not publicly traded and are illiquid compared to publicly traded securities, and there can be no assurance that we will be able to realize returns on such investments in a timely manner. The fair value of these illiquid portfolio securities is not readily determinable, and the due diligence process that our Investment Adviser undertakes in connection with our investments may not reveal all the facts that may be relevant in connection with such investment. Effective September 8, 2022, the Investment Adviser, as the valuation designee pursuant to Rule 2a-5 under the Investment Company Act, determines in good faith the fair value of our investment portfolio for which market quotations are not readily available. The Investment Adviser values these investments on at least a quarterly basis in accordance with our valuation policy, which is at all times consistent with accounting principles generally accepted in the United States (“U.S. GAAP”). Our Board of Trustees utilizes the services of a third-party valuation firm to aid it in reviewing the determinations of our Investment Adviser’s investment professionals, which are based upon the most recent portfolio company financial statements available and projected financial results of each portfolio company. The participation of our Investment Adviser in our valuation process, and the indirect pecuniary interest in our Investment Adviser by the Interested Trustees on our Board of Trustees, could result in a conflict of interest, because the management fee is based on our gross assets and also because our Investment Adviser is receiving performance-based incentive fees.
The factors that are considered in the fair value pricing of our investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company does business, comparisons to publicly traded companies, discounted cash flow, relevant credit market indices, and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we consider the pricing indicated by the external event to corroborate our valuation. Because such valuations, and particularly valuations of private investments and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our Investment Adviser’s determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Also, since these valuations are, to a large extent, based on estimates, comparisons and qualitative evaluations of private information, it could make it more difficult for investors to value accurately our investments and could lead to undervaluation or overvaluation of our Shares. In addition, the valuation of these types of securities may result in substantial write-downs and earnings volatility. If our Investment Adviser is unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments. Also, privately held companies frequently have less diverse product lines and smaller market presence than larger competitors.
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
The activity of identifying, completing and realizing attractive investments is highly competitive and involves a high degree of uncertainty. The availability of investment opportunities generally will be subject to market conditions. In particular, in light of changes in such conditions, including changes in long-term interest rates, certain types of investments may not be available to us on terms that are as attractive as the terms on which opportunities were available to previous investment programs sponsored by Carlyle. A number of entities, including BDCs managed by our Investment Adviser or an affiliate, compete with us to make the types of investments that we target in middle market companies. We compete with other BDCs, public and private funds, commercial and investment banks, commercial finance companies, and, to the extent they provide an alternative form of financing, private equity funds, some of which are affiliates of us. Furthermore, over the past several years, an ever-increasing number of debt and credit opportunities funds have been formed and many such existing funds have grown substantially in size. Additional funds with similar objectives may be formed in the future by Carlyle or by other unrelated parties. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. Consequently, it is possible that competition for appropriate investment opportunities may increase, thus reducing the number of investment opportunities available to us and adversely affecting the terms upon which investments can be made. Furthermore, many of our competitors are not subject to the regulatory restrictions that the Investment Company Act and the Code impose on us. The competitive pressures we face may have a material adverse effect on our business, financial condition and results of operations. As a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and, accordingly, we may incur legal, due diligence and other costs on investments which may not be successful and we may not recover all of our costs, which would adversely affect returns. We can offer no assurance that we will be able to identify and make investments that are consistent with our investment objective.
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
Some of our portfolio companies are highly leveraged, which may have adverse consequences to these companies and to us as an investor. These companies may be subject to restrictive financial and operating covenants and the leverage may impair these companies’ ability to finance their future operations and capital needs. As a result, these companies’ flexibility to respond to changing business and economic conditions and to take advantage of business opportunities may be limited. Further, a leveraged company’s income and net assets will tend to increase or decrease at a greater rate than if borrowed money were not used. Moreover, rising interest rates may significantly increase a company's or project's interest expense, or a significant industry downturn may affect a company's ability to generate positive cash flow, in either case causing an inability of a leveraged company to service outstanding debt. In the event such leveraged company cannot generate adequate cash flow to meet debt obligations, the company may default on its loan agreements or be forced into bankruptcy resulting in a restructuring or liquidation of the company. Leveraged companies may enter into bankruptcy proceedings at higher rates than companies that are not leveraged.
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
To the extent we invest in second lien, mezzanine or other instruments, our portfolio companies typically may be permitted to incur other debt that ranks equally with, or senior to, such debt instruments. By their terms, such debt instruments may provide that the holders are entitled to receive payment of interest or principal on or before the dates on which we will be entitled to receive payments in respect of the debt securities in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution in respect of our investment. In such cases, after repaying such senior creditors, such portfolio company may not have sufficient remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with debt securities in which we invest, we would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.
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
We are classified as a non-diversified investment company within the meaning of the Investment Company Act, which means that we are not limited by the Investment Company Act with respect to the proportion of our assets that we may invest in securities of a single issuer, excluding limitations on investments in other investment companies. Although we do not intend to focus our investments in any specific industries, our portfolio may be concentrated in a limited number of portfolio companies and industries. Beyond the asset diversification requirements associated with our intended qualification as a RIC under Subchapter M of the Code and under the Credit Facilities, we do not have fixed guidelines for diversification, and while we do not target any specific industries, our investments may be concentrated in relatively few industries. As a result, the aggregate returns we will realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of one or more investments. Additionally, a downturn in any particular industry in which we are invested could also significantly impact our aggregate returns.

Declines in the prices of corporate debt securities and illiquidity in the corporate debt markets may adversely affect the fair value of our portfolio investments, reducing our NAV through increased net unrealized depreciation.
As a BDC, we are required to account for our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by or under the direction of our Board of Trustees, which has appointed our Investment Adviser as the valuation designee pursuant to Rule 2a-5 under the Investment Company Act. Decreases in the market values or fair values of our investments are recorded as unrealized depreciation. Depending on market conditions, we could incur substantial realized losses and suffer additional unrealized losses, which would reduce our NAV and have a material adverse impact on our business, financial condition and results of operations.
To the extent we make investments in restructurings and reorganizations they may be subject to greater regulatory and legal risks than other traditional direct investments in portfolio companies.
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
    Before we make investments, our Investment Adviser will typically conduct due diligence that it deems reasonable and appropriate based on the facts and circumstances applicable to each investment. Due diligence may entail evaluation of important and complex business, financial, tax, accounting, environmental and legal issues. Outside consultants, legal advisors, accountants, credit rating agencies, investment banks and other third parties may be involved in the due diligence process to varying degrees depending on the type of investment. When conducting due diligence and making an assessment regarding an investment, our Investment Adviser will rely on the resources available to it, including information provided by the portfolio companies and, in some circumstances, third-party investigations. In addition, investment analyses and decisions by our Investment Adviser may be required to be undertaken on an expedited basis to take advantage of certain investment opportunities. In such cases, the information available to our Investment Adviser at the time of making an investment decision may be limited. The due diligence investigation that our Investment Adviser carries out with respect to an investment opportunity may not reveal or highlight all relevant facts that may be necessary or helpful in evaluating such investment opportunity. Moreover, the due diligence investigation does not ensure that such investment will be successful. In addition, Carlyle's Environmental, Social and Governance program may cause us not to make an investment we otherwise would have made or impact other action taken or refrained from.

Our portfolio companies prepay loans from time to time, which may have the effect of reducing our investment income if the returned capital cannot be invested in transactions with equal or greater yields.
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
Following an initial investment in a portfolio company, we have made, and may continue to make, additional investments in that portfolio company as “follow-on” investments to:
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
A significant portion of our investments involve private securities. In connection with the disposition of an investment in private securities, we may be required to make representations about the business and financial affairs of the portfolio company typical of those made in connection with the sale of a business. We may also be required to indemnify the purchasers of such investment to the extent that any such representations turn out to be inaccurate or with respect to potential liabilities. These arrangements may result in contingent liabilities that ultimately result in funding obligations that we must satisfy through our return of distributions previously made to us.
Because we generally do not hold controlling equity interests in our portfolio companies, we may not be in a position to exercise control over our portfolio companies or to prevent decisions by management of our portfolio companies that could decrease the value of our investments.
Although we may do so in the future, currently we do not intend to hold controlling equity positions in our portfolio companies. Accordingly, we may not be able to control decisions relating to a minority equity investment, including decisions relating to the management and operation of the portfolio company and the timing and nature of any exit. As a result, we are subject to the risk that a portfolio company may make business decisions with which we disagree, and that the management and/or shareholders of a portfolio company may take risks or otherwise act in ways that are adverse to our interests. Due to the lack of liquidity of the investments that we typically hold in our portfolio companies, we may not be able to dispose of our investments in the event we disagree with the actions of a portfolio company and may therefore suffer a decrease in the value of our investments. If any of the foregoing were to occur, our financial condition, results of operations and cash flow could suffer as a result.
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

Although most of our investments are denominated in U.S. dollars, our investments that are denominated in a foreign currency are subject to the risk that the value of a particular currency may change in relation to one or more other currencies. Among the factors that may affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation, and political developments. We may employ hedging techniques to minimize these risks, but we can offer no assurance that we will, in fact, hedge currency risk or, that if we do, such strategies will be effective.
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
Original issue discount (“OID”) may arise if we hold securities issued at a discount or in certain other circumstances. OID and payment-in-kind (“PIK”) interest create the risk that incentive fees will be paid to the Investment Adviser based on non-cash accruals that ultimately may not be realized, while the Investment Adviser will be under no obligation to reimburse us for these fees. We hold investments that result in OID interest and PIK interest.
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

    Our investments may be affected by force majeure events (e.g. events beyond the control of the party claiming that the event has occurred, including, without limitation, acts of God, fire, flood, earthquakes, outbreaks of infectious disease, pandemic or any other serious public health concern, war, trade war, cyber security breaches, terrorism and labor strikes). Some force majeure events may adversely affect the ability of a party (including a portfolio company or a counterparty to us or a portfolio company) to perform its obligations until it is able to remedy the force majeure event. In addition, the cost to a portfolio company or us of repairing or replacing damaged assets resulting from such force majeure event could be considerable. Certain force majeure events (such as war or an outbreak of an infectious disease) could have a broader negative impact on the world economy and international business activity generally, or in any of the countries in which we may invest specifically.
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
We intend to make distributions on a quarterly basis to our shareholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described in this Form 10-K. In addition, due to the asset coverage test applicable to us as a BDC, we may be limited in our ability to make distributions. The Credit Facilities may also limit our ability to declare dividends if we default under certain provisions or fail to satisfy certain conditions. Further, if we invest a greater amount of assets in equity securities that do not pay current dividends, it could reduce the amount available for distribution. See Part II, Item 5 of this Form 10-K “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Distributions” for additional information. Investing a greater amount of assets in equity securities that do not pay current dividends may also inhibit our ability to make required interest payments to holders of our debt, which may cause a default under the terms of our debt agreements. Such a default could materially increase our cost of raising capital, as well as cause us to incur penalties under the terms of our debt agreements.
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
For U.S. federal income tax purposes, we will include in our taxable income certain amounts that we have not yet received in cash, such as OID or accruals on a contingent payment debt instrument, which may occur if we receive warrants in connection with the origination of a loan or possibly in other circumstances or contracted PIK interest, which generally represents contractual interest added to the loan balance and due at the end of the loan term. Any such income would be treated as income earned by us and therefore would be subject to the Annual Distribution Requirement (as defined and explained more fully in Item 1. “Business—Election to be Taxed as a RIC.”). We also may be required to include in our taxable income certain other amounts that we will not receive in cash. The credit risk associated with the collectability of deferred payments may be increased as and when a portfolio company increases the amount of interest on which it is deferring cash payment through deferred interest features. Our investments with a deferred interest feature may represent a higher credit risk than loans for which interest must be paid in full in cash on a regular basis. For example, even if the accounting conditions for income accrual are met, the borrower could still default when our actual collection is scheduled to occur upon maturity of the obligation.
Because in certain cases we may recognize taxable income before or without receiving cash representing such income, we may have difficulty making distributions to our shareholders that will be sufficient to enable us to meet the Annual Distribution Requirement necessary for us to maintain our status as a RIC beginning with the tax year ending December 31, 2022. Accordingly, we may need to sell some of our assets at times and/or at prices that we would not consider advantageous, we may need to raise additional equity or debt capital, or we may need to forego new investment opportunities or otherwise take actions that are disadvantageous to our business (or be unable to take actions that are advantageous to our business) to enable us to make distributions to our shareholders that will be sufficient to enable us to meet the Annual Distribution Requirement. However, under the Investment Company Act, we are not permitted to make distributions to our shareholders while our debt obligations and other senior securities are outstanding unless an “asset coverage” test is met. See Item 1. “Business—Regulation—Indebtedness and Senior Securities” for additional information.
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

Item 3. Legal Proceedings
The Company may become party to certain lawsuits in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. The Company is not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against the Company. See also Note 9, Litigation, to the consolidated financial statements in Part II, Item 8 of this Form 10-K.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities (dollar amounts in thousands, except per share data)
Market Information
Our Shares are offered and sold in the Private Offering in transactions exempt from registration under the Securities Act under Section 4(a)(2) and Regulation D, as well as under Regulation S under the Securities Act. There is no public market for our common shares of beneficial interest currently, nor are there any plans for one to develop.
Holders
As of March 15, 2023, there were 391 holders of record of our common shares of beneficial interest.
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
Dividends and distributions, if any, are paid in cash to our shareholders and reinvested in additional common shares of beneficial interest pursuant to our dividend reinvestment plan as described below under “—Dividend Reinvestment Plan” unless a shareholder has opted out of the plan. We can offer no assurance that we will achieve results that will permit the payment of any cash distributions and, if we issue senior securities, we will be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the Investment Company Act or if distributions are limited by the terms of any of our borrowings.
Dividend Reinvestment Plan
We have adopted a dividend reinvestment plan, pursuant to which we will reinvest all cash dividends declared by the Board of Trustees on behalf of our shareholders who do not elect to receive their dividends in cash. As a result, if the Board of Trustees authorizes, and we declare, a cash dividend or other distribution, then shareholders who have not opted out of our dividend reinvestment plan will have their cash distributions automatically reinvested in additional shares, rather than receiving the cash dividend or other distribution.
We intend to use newly issued shares of beneficial interest to implement the plan. Shares issued under the dividend reinvestment plan will not reduce outstanding capital commitments. The plan may be terminated by the Company at any time upon notice in writing mailed to each shareholder of record.

Recent Sales of Unregistered Securities and Use of Proceeds

In conjunction with our formation, our Investment Adviser purchased 5,000 common shares of beneficial interest at a purchase price of $20.00 per share on May 28, 2021. These shares were issued and sold in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the Securities Act. Except for the aforementioned purchase and any securities previously reported by the Company on its current reports on Form 8-K, the Company did not sell any securities within the past three years that were not registered under the Securities Act.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes in Part II, Item 8 of this Annual Report on Form 10-K “Financial Statements and Supplementary Data”. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to those described in “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K. Our actual results could differ materially from those anticipated by such forward-looking statements due to factors discussed under “Risk Factors” and “Cautionary Statements Regarding Forward-Looking Statements” appearing elsewhere in this Annual Report on Form 10-K.
Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) within this section is focused on the year ended December 31, 2022 and the period from May 28, 2021 (Commencement) through December 31, 2021, including year-to-year comparisons between these periods.
OVERVIEW
Carlyle Secured Lending III, a Delaware statutory trust, is a specialty finance company that is a closed-end, externally managed, non-diversified management investment company. We have elected to be regulated as a BDC under the Investment Company Act and have operated our business as a BDC since we began our investment activities. For U.S. federal income tax purposes, we intend to elect to be treated as a RIC under Subchapter M of the Code beginning with the year ending December 31, 2022. We were formed on February 8, 2021 and commenced our operations on May 28, 2021. We are conducting the Private Offering of our Shares to investors in reliance on exemptions from the registration requirements provided by Section 4(a)(2) of the Securities Act, Regulation D promulgated thereunder and Regulation S under the Securities Act. Our principal executive offices are located at One Vanderbilt Avenue, Suite 3400, New York, New York 10017.
Our investment objective is to generate current income and, to a lesser extent, capital appreciation primarily through assembling a portfolio of secured debt investments with favorable risk-adjusted returns. Our investment strategy seeks to extract enhanced yield from a directly originated, and defensively constructed, portfolio of credit investments. The strategy’s core focus is U.S. middle market cash flow finance, principally in companies supported by financial sponsors. This core strategy will be opportunistically supplemented with differentiated and complementary lending and investing strategies, which take advantage of the broad capabilities of Carlyle’s Global Credit business segment’s platform while offering risk diversifying portfolio benefits. In describing our business, we use the term “middle market” to refer generally to companies with approximately $25 million to $100 million of earnings before interest, taxes, depreciation and amortization (“EBITDA”). We seek to achieve our investment objective primarily through a portfolio weighted towards first lien loans or unitranche loans (including last out portions of such loans), while a minority of our portfolio may also include, but not be limited to, assets such as second lien loans, unsecured debt, subordinated debt and select investments in preferred and common equities with loans that typically have a contractual maturity of six to seven years and typically do not preclude early repayment.
We invest primarily in loans to middle market companies whose debt has been rated below investment grade, or would likely be rated below investment grade if such debt was rated. These securities, which are often referred to as "junk,” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. See Item 1A. “Risk Factors— Risks Related to Our Investments— Our investments are risky and speculative.”
We are externally managed by our Investment Adviser, an investment adviser registered under the Investment Advisers Act of 1940, as amended. Our Administrator provides the administrative services necessary for us to operate. Both our Investment Adviser and our Administrator are wholly owned subsidiaries of Carlyle Investment Management L.L.C., a subsidiary of Carlyle. As of December 31, 2022, our Investment Adviser’s investment team included more than 230 investment professionals across the Carlyle Global Credit segment. The Investment Committee has delegated approval of certain amendments, follow-on investments with existing borrowers, investments below certain size thresholds (existing or new platforms), and other matters as determined by the Investment Committee to the Screening Committee. In addition, our Investment Adviser and its investment team are supported by a team of finance, operations and administrative professionals currently employed by Carlyle Employee Co., a wholly owned subsidiary of Carlyle. In conducting our investment activities, we believe that we benefit from the significant scale, relationships and resources of Carlyle, including our Investment Adviser and its affiliates.

KEY COMPONENTS OF OUR CONSOLIDATED RESULTS OF OPERATIONS
Investments
Our level of investment activity can and does vary substantially from period to period depending on many factors, including the amount of debt available to middle market companies, the general economic environment and the competitive environment for the type of investments we make.
Revenue
We generate revenue primarily in the form of interest income on debt investments we hold. In addition, we generate income from dividends on direct equity investments, capital gains on the sales of loans and debt and equity securities and various loan origination and other fees. Our debt investments generally have a stated term of five to eight years and generally bear interest at a floating rate usually determined on the basis of a benchmark such as LIBOR or SOFR. Interest on these debt investments is generally paid quarterly. In some instances, we receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments fluctuates significantly from period to period. Our portfolio activity also reflects the proceeds of sales of securities. We may also generate revenue in the form of commitment, origination, amendment, structuring or due diligence fees, fees for providing managerial assistance and consulting fees.
Expenses
Our primary operating expenses, subject to the terms of the Expense Support and Conditional Reimbursement Agreement with our Investment Adviser (the “Reimbursement Agreement”), include the payment of: (i) investment advisory fees, including management fees and incentive fees, to our Investment Adviser pursuant to the Investment Advisory Agreement between us and our Investment Adviser; (ii) costs and other expenses and our allocable portion of overhead incurred by our Administrator in performing its administrative obligations under the Administration Agreement between us and our Administrator; (iii) debt service and other costs of borrowings or other financing arrangements; and (iv) other operating expenses as detailed below:

•our Organizational and Offering Costs (the amount of Organizational and Offering Costs in excess of 0.15% of our total capital commitments to be paid by our Investment Adviser and the offering costs to be amortized over the 12 months beginning on May 28, 2021 (“Commencement”); to the extent the Company’s total capital commitments later increase, the Investment Adviser or its affiliates may be reimbursed by the Company for past payments of excess Organizational and Offering Costs made on the Company’s behalf provided that the total Organizational and Offering Costs borne by the Company do not exceed 0.15% of total capital commitments and provided further that the Investment Adviser or its affiliates may not be reimbursed for payment of excess Organizational and Offering Costs that were incurred more than three years prior to the proposed reimbursement);
•the costs associated with any offerings of our Shares incurred after the Final Closing Date;
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
Our operating expenses are subject to the terms of the Reimbursement Agreement with the Investment Adviser. See Note 4, Related Party Transactions, to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for more information on the Reimbursement Agreement.
We expect our general and administrative expenses to be relatively stable or to decline as a percentage of total assets during periods of asset growth and to increase during periods of asset decline.
PORTFOLIO AND INVESTMENT ACTIVITY
Below is a summary of certain characteristics of our investment portfolio as of December 31, 2022 and 2021.

	As of
	December 31, 2022	December 31, 2021
Number of investments	68	26
Number of portfolio companies	57	22
Number of industries	23	14
Percentage of total investment fair value:
First Lien Debt	98.5%	85.2%
Second Lien Debt	—%	13.4%
Total secured debt	98.5%	98.6%
Equity investments	1.5%	1.4%
Percentage of debt investment fair value:
Floating rate (1)	100.0%	100.0%
Fixed interest rate	—%	—%

(1) Primarily subject to interest rate floors.
Our investment activity for the year ended December 31, 2022 and for the period from May 28, 2021 (Commencement) through December 31, 2021 is presented below (information presented herein is at amortized cost unless otherwise indicated):

	For the year ended	For the period from May 28, 2021 (Commencement) through
	December 31, 2022	December 31, 2021
Investments:
Total investments, beginning of period	$115,783	$—
New investments purchased	205,780,026	118,888
Net accretion of discount on investments	336,525	311
Investments sold or repaid	(4,117,353)	(3,416)
Total Investments, end of period	$202,114,981	$115,783
Principal amount of investments funded:
First Lien Debt	$211,484,308	$103,481
Second Lien Debt	499	15,594
Equity Investments(1)	2,977,239	100
Total	$214,462,046	$119,175
Principal amount of investments sold or repaid:
First Lien Debt	$(4,117,550)	$(2,394)
Second Lien Debt	—	—
Equity Investments	—	—
Total	$(4,117,550)	$(2,394)
Number of new funded investments	42	26
Average amount of new funded investments	$4,865,933	$4,490
Percentage of new funded debt investments at floating interest rates	100%	100%
Percentage of new funded debt investments at fixed interest rates	—%	—%
(1)     Based on cost/proceeds of equity activity. The prior period has been conformed to the current presentation.
As of December 31, 2022 and 2021, investments consisted of the following:

	December 31, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First Lien Debt	$199,120,555	$197,067,332	$98,918	$98,937
Second Lien Debt	15,734	15,418	15,190	15,507
Equity Investments	2,978,692	2,997,857	1,675	1,675
Total	$202,114,981	$200,080,607	$115,783	$116,119
The weighted average yields (1) for our first and second lien debt, based on the amortized cost and fair value as of December 31, 2022 and 2021, were as follows:

	December 31, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First Lien Debt	11.46%	11.62%	7.44%	7.44%
Second Lien Debt	12.93%	13.20%	9.32%	9.13%
First and Second Lien Debt Total	11.46%	11.62%	7.70%	7.68%

(1)Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of December 31, 2022 and 2021. Weighted average yield on debt and income producing securities at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at fair value included in such securities. Weighted average yield on debt and income producing securities at amortized cost is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned on accruing debt included in such securities, divided by (b) total first lien and second lien debt at amortized cost included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented above.
Total weighted average yields (which includes the effect of accretion of discount and amortization of premiums) of our first and second lien debt investments as measured on an amortized cost basis increased from 7.70% to 11.46% from December 31, 2021 to December 31, 2022 primarily due to the increase in benchmark interest rates.
As of December 31, 2022 and 2021, all of our first and second lien debt investments were performing and current on their interest payments. See the Schedule of Investments as of December 31, 2022 and 2021 in our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for more information on our investments, including a list of companies and type and amount of investments.
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

2
Borrower is operating generally as expected or at an acceptable level of performance. The level of risk to our initial cost basis is similar to the risk to our initial cost basis at the time of origination. This is the initial risk rating assigned to all new borrowers.

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

Our Investment Adviser monitors and, when appropriate, changes the risk ratings assigned to each debt investment in our portfolio. Our Investment Adviser reviews our investment ratings in connection with our quarterly valuation process. The below table summarizes the Internal Risk Ratings assigned as of December 31, 2022 and 2021.

	December 31, 2022		December 31, 2021
	Fair Value	% of Fair Value	Fair Value	% of Fair Value
Internal Risk Rating 1	$—	—%	$—	—%
Internal Risk Rating 2	197,041,271	100.0	114,444	100.0
Internal Risk Rating 3	41,479	—	—	—
Internal Risk Rating 4	—	—	—	—
Internal Risk Rating 5	—	—	—	—
Total	$197,082,750	100.0%	$114,444	100.0%
As of both December 31, 2022 and 2021, the weighted average Internal Risk Rating of our debt investment portfolio was 2.0, and none of our debt investments were assigned an Internal Risk Rating of 4-5.

CONSOLIDATED RESULTS OF OPERATIONS
For the year ended December 31, 2022 and the period from May 28, 2021 through December 31, 2021
The net increase or decrease in net assets from operations may vary substantially from period to period as a result of various factors, including the recognition of realized gains and losses and net change in unrealized appreciation and depreciation. As a result, quarterly comparisons may not be meaningful.
Investment Income
Investment income for the year ended December 31, 2022 and for the period from May 28, 2021 through December 31, 2021 was as follows:

	For the year ended	For the period from May 28, 2021 (Commencement) through
	December 31, 2022	December 31, 2021
First Lien Debt	$7,357,355	$55,639
Second Lien Debt	1,581	429
Equity Investments	148,076	9
Total investment income	$7,507,012	$56,077
Interest income on our first and second lien debt investments is dependent on the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of December 31, 2022 and December 31, 2021, there were no first or second lien debt investments on non-accrual status. The increase in investment income for the year ended December 31, 2022 from the comparable period in 2021 was driven by a higher average investment balance and the increase in benchmark interest rates.
Net investment income after giving effect to any waivers or reimbursement of expenses for the year ended December 31, 2022 and for the period from May 28, 2021 through December 31, 2021 was as follows:

	For the year ended	For the period from May 28, 2021 (Commencement) through
	December 31, 2022	December 31, 2021
Total investment income	$7,507,012	$56,077
Total expenses (including Excise tax expense)	5,402,601	784,885
Less waivers and reimbursements of expenses (Note 4)	(3,069,855)	—
Expenses after waivers and reimbursements of expenses	2,332,746	784,885
Net investment income (loss)	$5,174,266	$(728,808)
Waivers and reimbursement of expenses represents the amounts reimbursed by the Investment Adviser pursuant to the Reimbursement Agreement. See Note 4, Related Party Transactions, to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for more information on the expense waivers and reimbursement of expenses.

Expenses
Expenses before and after giving effect to any waivers or reimbursement of expenses for the year ended December 31, 2022 and the period from May 28, 2021 (Commencement) through December 31, 2021 comprised the following:

	For the year ended	For the period from May 28, 2021 (Commencement) through
	December 31, 2022	December 31, 2021
Organizational expenses	$68,423	$88,889
Offering cost expenses	107,869	79,528
Net investment income incentive fees	507,461	—
Professional fees	865,736	234,405
Administrative service fees	306,315	89,185
Interest expense and credit facility fees	2,701,736	—
Trustees’ fees and expenses	369,390	184,653
Other general and administrative	441,865	108,225
Excise tax expense	33,806	—
Total expenses (including Excise tax expense)	$5,402,601	$784,885
Less waivers and reimbursements of expenses (Note 4)	(3,069,855)	—
Expenses after waivers and reimbursements of expenses	$2,332,746	$784,885
Organizational expenses and offering cost expenses include expenses incurred in the initial formation of the Company and in the offering of the Shares incurred on or prior to the Final Closing Date. Professional fees include legal, rating agencies, audit, tax, valuation, technology and other professional fees incurred related to the management of the Company. Administrative service fees represent fees paid to the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including our allocable portion of the cost of certain of our executive officers and their respective staff. Sub-administrative service fees represent fees paid to State Street pursuant to the State Street Sub-Administration Agreement and fees paid to DST pursuant to DST Sub-Administration Agreement. Other general and administrative expenses include insurance, filing, research, subscriptions, and other costs. Waivers and reimbursements of expenses represents the amounts reimbursed by the Investment Adviser pursuant to the Reimbursement Agreement.
The increase in interest expense for the year ended December 31, 2022 from the comparable period in 2021 was driven by the Company and the SPV entering into the Subscription Facility and SPV Credit Facility.
During the year ended December 31, 2022, the Company’s gross assets exceeded $150 million for the first time, resulting in incentive fees for the year.
For the year ended December 31, 2022 and for the period ended May 28, 2021 (Commencement) through December 31, 2021, we recorded no accrued capital gains incentive fees based upon our cumulative net realized and unrealized appreciation (depreciation) as of December 31, 2022 and 2021. The accrual for any capital gains incentive fee under U.S. GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. See Note 4 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for more information on the incentive and management fees.
Net Change in Unrealized Appreciation (Depreciation) on Investments
During the year ended December 31, 2022, we recorded unrealized appreciation on 16 investments totaling approximately $430,833 and unrealized depreciation on 50 investments of approximately $2,465,543. During the period from May 28, 2021 (Commencement) through December 31, 2021, we recorded unrealized appreciation on 5 investments totaling approximately $634 and unrealized depreciation on 11 investments of approximately $298.

Net realized gain (loss) and net change in unrealized appreciation (depreciation) for the year ended December 31, 2022 and for the period from May 28, 2021 (Commencement) through December 31, 2021 were as follows:

	For the year ended	For the period from May 28, 2021 (Commencement) through
	December 31, 2022	December 31, 2021
Net realized gain (loss) on investments	$—	$—
Net change in unrealized appreciation (depreciation) on investments	(2,034,710)	336
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments	$(2,034,710)	$336
Net realized gain (loss) and net change in unrealized appreciation (depreciation) by the type of investments for the year ended December 31, 2022 and the period from Commencement through December 31, 2021 were as follows:

	For the year ended December 31, 2022		For the period from May 28, 2021 (Commencement) through December 31, 2021

	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)
First Lien Debt	$—	$(2,053,242)	$—	$19
Second Lien Debt	—	(633)	—	317
Equity Investments	—	19,165	—	—
Total	$—	$(2,034,710)	$—	$336

Net change in unrealized appreciation (depreciation) in our investments for the year ended December 31, 2022 from the comparable period in 2021 was driven by wider market yields.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
We generate cash from the net proceeds of offerings of our Shares and through cash flows from operations, including investment sales and repayments as well as income earned on investments and cash equivalents. We may also fund a portion of our investments through borrowings under the Credit Facilities, as well as through securitization of a portion of our existing investments. The primary use of existing funds and any funds raised in the future is expected to be for investments in portfolio companies, repayment of indebtedness, cash distributions to our shareholders and for other general corporate purposes. We believe our current cash position and net cash provided by operating activities, along with capital drawdowns from the private offering of our Shares and borrowings from financial institutions, will provide us with sufficient resources to meet our obligations and continue to support our investment objectives, including reserving for the capital needs which may arise at our portfolio companies.
We entered into the Subscription Facility on April 22, 2022. The Subscription Facility provides for secured borrowings of $45 million. The maximum principal amount is subject to availability under the Subscription Facility, which is based on certain of the Company’s investor equity capital commitments and a percentage determined in the lender’s reasonable discretion to account for foreign exchange volatility. The Subscription Facility has a maturity date of April 22, 2024. The Company may borrow amounts in U.S. Dollars or certain other permitted currencies. Borrowings under the Subscription Facility bear interest at a spread to the applicable benchmark rate of 2.30% to 2.55%. The Company also pays a fee of 0.30% per year on undrawn amounts under the Subscription Facility. Subject to certain exceptions, the Subscription Facility is secured by a first lien security interest in the Company’s unfunded investor equity capital commitments.
The SPV entered into the SPV Credit Facility on September 30, 2022. The SPV Credit Facility provides for secured borrowings of $150 million, subject to availability under the SPV Credit Facility and restrictions imposed on borrowings under the Investment Company Act. The SPV Credit Facility has a revolving period through September 30, 2025 and a maturity date of September 30, 2030, with one one-year extension option, at the SPV’s election. The SPV may borrow amounts in U.S. Dollars. Borrowings under the SPV Credit Facility bear interest initially at the annual rate of three month SOFR (or, if applicable, a rate based on the prime rate or federal funds rate plus 0.50%) plus 2.85%. The SPV also pays a fee of 0.30% per year on undrawn amounts under the SPV Credit Facility. Payments under the SPV Credit Facility are made quarterly. The lender has a first lien security interest on substantially all of the assets of the SPV.

The Credit Facilities include customary covenants, certain limitations on the incurrence of additional indebtedness and liens, and other maintenance covenants, as well as usual and customary events of default for senior secured revolving credit facilities of this nature.
Although we believe that we and the SPV will remain in compliance, there are no assurances that we and the SPV will continue to comply with the covenants in the Credit Facilities, as applicable. Failure to comply with these covenants could result in a default under the Subscription Facility and/or the SPV Credit Facility that, if we were unable to obtain a waiver from the applicable lenders, could result in the immediate acceleration of the amounts due under the respective facility, and thereby have a material adverse impact on our business, financial condition and results of operations. Moreover, to the extent that we cannot meet our financing obligations, we risk the loss of some or all of our assets to liquidation or sale to satisfy the obligations. In such an event, we may be forced to sell assets at significantly depressed prices due to market conditions or otherwise, which may result in losses.
For more information on the Credit Facilities, see Note 5, Borrowings, to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.
As of December 31, 2022 and December 31, 2021, the Company had $6,760,606 and $185,010, respectively, in cash, cash equivalents and restricted cash. The Credit Facilities consisted of the following as of December 31, 2022:

	December 31, 2022
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Subscription Facility	$45,000,000	$43,930,711	$1,069,289	$1,069,289
SPV Credit Facility	150,000,000	54,700,000	95,300,000	43,729,384
Total	$195,000,000	$98,630,711	$96,369,289	$44,798,673

(1)The unused portion is the amount upon which commitment fees are based.
(2)Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.
The Company did not have any borrowings outstanding as of December 31, 2021.
Equity Activity
Shares issued as of December 31, 2022 and 2021 were 5,568,950 and 5,000, respectively. The following table summarizes activity in the number of Shares outstanding during the year ended December 31, 2022 and for the period from May 28, 2021 through December 31, 2021:

	For the year ended	For the period from May 28, 2021 (Commencement) through
	December 31, 2022	December 31, 2021
Shares outstanding, beginning of period	5,000	—
Common shares of beneficial interest issued	5,502,089	5,000
Dividends reinvested	61,861	—
Shares outstanding, end of period	5,568,950	5,000
Dividends
The following table summarizes our dividends declared since Commencement:

Date Declared	Record Date	Payment Date	Per Share Amount
June 15, 2022	June 15, 2022	July 15, 2022	$0.51
September 14, 2022	September 14, 2022	October 19, 2022	0.51
December 23, 2022	December 23, 2022	January 20, 2023	$0.35
Total			$1.37

OFF BALANCE SHEET ARRANGEMENTS
In the ordinary course of our business, we enter into contracts or agreements that contain indemnifications or warranties. Future events could occur which may give rise to liabilities arising from these provisions against us. We believe that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. As of December 31, 2022 and 2021, no accrual has been made for any such exposure in the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
We currently are and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments.
We had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of December 31, 2022 and 2021:

	Par Value as of
	December 31, 2022	December 31, 2021
Unfunded delayed draw commitments	$84,891,258	$15,514,683
Unfunded revolving commitments	15,177,479	7,586
Total unfunded commitments	$100,068,737	$15,522,269
ASSET COVERAGE

As a BDC, we are generally required to meet a minimum “asset coverage” ratio after each issuance of senior securities. “Asset coverage” generally refers to a company’s total assets, less all liabilities and indebtedness not represented by “senior securities”, as defined in the Investment Company Act, divided by total senior securities representing indebtedness and, if applicable, preferred stock. “Senior securities” for this purpose includes borrowings from banks or other lenders, debt securities and preferred stock. Section 61(a) of the Investment Company Act permits BDCs to reduce the minimum asset coverage ratio from 200% to 150%, subject to certain approval requirements (including either shareholder approval or approval of the “required majority”, as such term is defined in Section 57(o) of the Investment Company Act) and certain disclosure requirements.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of our consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. These estimates and judgments are based on historical information, information currently available to us and on various other assumptions management believes to be reasonable under the circumstances. Actual results could vary from those estimates and we may change our estimates and assumptions in future evaluations. Changes in these estimates and assumptions may have a material effect on our results of operations and financial condition. We believe the critical accounting policies discussed below affect our more significant judgments and estimates used in the preparation of our consolidated financial statements and should be read in conjunction with our financial statements and related notes in Part II, Item 8, as well as with our “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K for the year ended December 31, 2022.
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
Securities/instruments that are illiquid, or for which the pricing source does not provide a valuation or methodology, or provides a valuation or methodology that, in the judgment of the Investment Adviser, does not represent fair value, shall each be valued as of the measurement date using all techniques appropriate under the circumstances and for which sufficient data is available. These valuation techniques may vary by investment and include comparable public market valuations, comparable precedent transaction valuations and/or discounted cash flow analyses. The process generally used to determine the applicable value is as follows: (i) the value of each portfolio company or investment is initially reviewed by the investment professionals responsible for such portfolio company or investment and, for non-traded investments (i.e. illiquid securities/instruments), a standardized template designed to approximate fair market value based on observable market inputs, updated credit statistics and unobservable inputs is used to determine a preliminary value, which is also reviewed alongside consensus pricing, where available; (ii) preliminary valuation conclusions are documented and reviewed by a valuation committee comprised of members of the Investment Adviser; (iii) the Board of Trustees engages a third-party valuation firm to provide positive assurance on portions of first lien senior secured loans, “unitranche” loans, second lien senior secured loans and equity investments each quarter (such that each non-traded investment is reviewed by a third-party valuation firm at least once on a rolling twelve month basis) including a review of management’s preliminary valuation and conclusion on fair value; (iv) if applicable, prior to September 8, 2022, the Audit Committee of the Board of Trustees (the “Audit Committee”) reviewed the assessments of the Investment Adviser and the third-party valuation firm; and (v) if applicable, prior to September 8, 2022, the Board of Trustees discussed the valuation recommendations of the Audit Committee and determined the fair value of each investment in the portfolio in good faith based on the input of the Investment Adviser and, where applicable, the third-party valuation firm.
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

In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the consolidated financial statements as of December 31, 2022 and 2021.
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
For further information on the fair value hierarchies, our framework for determining fair value and the composition of our portfolio, see Note 3, Fair Value Measurements, to the consolidated financial statements in Part II, Item 8 of this Form 10-K.
Investments
Investment transactions are recorded on the trade date. Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment using the specific identification method without regard to unrealized appreciation or depreciation previously recognized, and includes investments charged off during the period, net of recoveries. Net change in unrealized appreciation or depreciation on investments as presented in the Consolidated Statements of Operations in Part II, Item 8 of this Form 10-K reflects the net change in the fair value of investments, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.
Revenue Recognition
Non-Accrual Income
Loans are generally placed on non-accrual status when principal or interest payments are past due or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest are current or there is no longer any reasonable doubt that such principal or interest will be collected in full and, in management’s judgment, are likely to remain current. Management may determine not to place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection.
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
Valuation Risk
Our investments generally do not have a readily available market price. Our Investment Adviser, as the valuation designee pursuant to Rule 2a-5 under the Investment Company Act, values our investments for which market quotations are not readily available in good faith at fair value in accordance with our valuation policy. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. In addition, because of the inherent uncertainty of valuation, these estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and it is possible that the difference could be material.
Interest Rate Risk
As of December 31, 2022, on a fair value basis, all of our debt investments bear interest at a floating rate, which primarily are subject to interest rate floors. Interest rates on the investments held within our portfolio of investments are typically based on floating LIBOR or SOFR, with many of these investments also having a reference rate floor. Additionally, our Credit Facilities are also subject to floating interest rates and are currently paid based on floating SOFR rates.
Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our income in the future.
The following table estimates the potential changes in net cash flow generated from interest income, should interest rates increase or decrease by 100, 200 or 300 basis points. These hypothetical interest income calculations are based on a model of the settled debt investments in our portfolio, held as of December 31, 2022 and 2021, and are only adjusted for assumed changes in the underlying base interest rates and the impact of that change on interest income. Interest expense on our Credit Facilities is calculated using the stated interest rate as of December 31, 2022, adjusted for the hypothetical changes in rates, as shown below. We intend to continue to finance a portion of our investments with borrowings and the interest rates paid on our borrowings may significantly impact our net interest income.
We regularly measure exposure to interest rate risk. We assess interest rate risk and manage interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.
Based on our Consolidated Statements of Assets and Liabilities as of December 31, 2022 and 2021, the following table shows the annual impact on net investment income of base rate changes in interest rates for our settled debt investments (considering interest rate floors for variable rate instruments) and outstanding secured borrowings assuming no changes in our investment and borrowing structure:

	December 31, 2022			December 31, 2021
Basis Point Change	Interest Income	Interest Expense	Net Investment Income	Interest Income	Interest Expense	Net Investment Income
Up 300 basis points	$6,159,445	$(3,058,500)	$3,100,945	$2,647	$—	$2,647
Up 200 basis points	$4,106,296	$(2,039,000)	$2,067,296	$1,479	$—	$1,479
Up 100 basis points	$2,053,148	$(1,019,500)	$1,033,648	$312	$—	$312
Down 100 basis points	$(2,053,148)	$1,019,500	$(1,033,648)	$—	$—	$—
Down 200 basis points	$(4,103,853)	$2,033,450	$(2,070,403)	$—	$—	$—
Down 300 basis points	$(6,124,235)	$3,037,950	$(3,086,285)	$—	$—	$—

Item 8. Financial Statements and Supplementary Data
CARLYLE SECURED LENDING III
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm (PCAOB ID: 42)	71

Consolidated Statements of Assets and Liabilities as of December 31, 2022 and 2021	72

Consolidated Statements of Operations for the year ended December 31, 2022 and for the period from May 28, 2021 (Commencement) through December 31, 2021	73

Consolidated Statements of Changes in Net Assets for the year ended December 31, 2022 and for the period from May 28, 2021 (Commencement) through December 31, 2021	74

Consolidated Statements of Cash Flows for the year ended December 31, 2022 and for the period from May 28, 2021 (Commencement) through December 31, 2021	75

Consolidated Schedules of Investments as of December 31, 2022 and 2021	76

Notes to Consolidated Financial Statements	89

Report of Independent Registered Public Accounting Firm

The Board of Trustees and Shareholders of
Carlyle Secured Lending III

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of Carlyle Secured Lending III (the “Company”), including the consolidated schedules of investments, as of December 31, 2022 and 2021, and the related consolidated statements of operations, changes in net assets, and cash flows for the year ended December 31, 2022 and for the period from May 28, 2021 (Commencement) through December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations, changes in its net assets, and its cash flows for the year ended December 31, 2022 and for the period from May 28, 2021 (Commencement) through December 31, 2021, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of December 31, 2022 and 2021, by correspondence with the custodian, debt agents, and the underlying investees; when replies were not received from the debt agents and the underlying investees, we performed other auditing procedures. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2021.

Tysons, VA
March 15, 2023

CARLYLE SECURED LENDING III
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	As of
	December 31, 2022	December 31, 2021
ASSETS
Investments—non-controlled/non-affiliated, at fair value (amortized cost of $202,114,981 and $115,783, respectively)	$200,080,607	$116,119
Cash, cash equivalents and restricted cash	6,760,606	185,010
Deferred offering costs	72,139	56,805
Receivable for investments sold	180,951	—
Due from Investment Adviser	1,490,180	—
Interest and other income receivable from investments	1,976,917	891
Receivable for issuance of common shares of beneficial interest	138,460	—
Prepaid expenses and other assets	2,477,103	—
Total assets	$213,176,963	$358,825
LIABILITIES
Secured borrowings (Note 5)	$98,630,711	$—
Interest and credit facility fees payable (Note 5)	726,582	—
Dividend payable (Note 7)	1,947,445	—
Incentive fees payable (Note 4)	507,461	—
Administrative service fees payable (Note 4)	395,500	89,185
Deferred financing costs payable	548,381	—
Deferred offering costs payable	259,535	136,333
Accrued organizational expenses	157,312	88,889
Deferred income	80,595	145,764
Trustees' fees and expenses payable	—	184,653
Other accrued expenses and liabilities	251,154	342,480
Total liabilities	103,504,676	987,304
Commitments and contingencies (Notes 4, 6 and 9)
NET ASSETS
Common shares of beneficial interest, $0.001 par value; unlimited shares authorized; 5,568,950 and 5,000 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	5,569	5
Paid-in capital in excess of par value	110,872,831	99,995
Total distributable earnings (loss)	(1,206,113)	(728,479)
Total net assets	$109,672,287	$(628,479)
NET ASSETS PER SHARE	$19.69	$(125.70)
The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE SECURED LENDING III
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended	For the period from May 28, 2021 (Commencement) through
	December 31, 2022	December 31, 2021
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$6,719,535	$12,284
PIK Income	101,124	61
Other income	686,353	43,732
Total investment income from non-controlled/non-affiliated investments	7,507,012	56,077
Total investment income	7,507,012	56,077
Expenses:
Organizational expenses (Note 2)	68,423	88,889
Offering cost expense (Note 2)	107,869	79,528
Net investment income incentive fees (Note 4)	507,461	—
Professional fees	865,736	234,405
Administrative service fees (Note 4)	306,315	89,185
Interest expense and credit facility fees (Note 5)	2,701,736	—
Trustees’ fees and expenses (Note 4)	369,390	184,653
Other general and administrative	441,865	108,225
Total expenses	5,368,795	784,885
Less waivers and reimbursements of expenses (Note 4)	(3,069,855)	—
Expenses after waivers and reimbursements of expenses	2,298,940	784,885
Net investment income (loss) before taxes	5,208,072	(728,808)
Excise tax expense	33,806	—
Net investment income (loss)	5,174,266	(728,808)
Net realized gain (loss) and change in unrealized appreciation (depreciation):
Currency gains (losses) on non-investment assets and liabilities	10,857	—
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/non-affiliated investments	(2,034,710)	336
Net change in unrealized currency gains (losses) on non-investment assets and liabilities	(127,202)	(7)
Net realized and unrealized gain (loss) on investments and non-investment assets and liabilities	(2,151,055)	329
Net increase (decrease) in net assets resulting from operations	$3,023,211	$(728,479)
Basic and diluted earnings per common share (Note 7)	$1.72	$(145.70)
Weighted-average common shares of beneficial interest outstanding—Basic and Diluted (Note 7)	1,756,118	5,000
The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE SECURED LENDING III
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

	For the year ended	For the period from May 28, 2021 (Commencement) through
	December 31, 2022	December 31, 2021
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$5,174,266	$(728,808)
Net realized gain (loss) on investments and non-investment assets and liabilities	10,857	—
Net change in unrealized appreciation (depreciation) on investments	(2,034,710)	336
Net change in unrealized appreciation (depreciation) on non-investment assets and liabilities	(127,202)	(7)
Net increase (decrease) in net assets resulting from operations	3,023,211	(728,479)
Capital transactions:
Common shares of beneficial interest issued	109,561,501	100,000
Dividend reinvestment	1,234,983	—
Dividends declared	(3,518,929)	—
Net increase (decrease) in net assets resulting from capital share transactions	107,277,555	100,000
Net increase (decrease) in net assets	110,300,766	(628,479)
Net assets at beginning of period	(628,479)	—
Net assets at end of period	$109,672,287	$(628,479)
The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE SECURED LENDING III
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended	For the period from May 28, 2021 (Commencement) through
	December 31, 2022	December 31, 2021
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$3,023,211	$(728,479)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	335,503	—
Amortization of deferred offering costs	107,869	79,528
Net accretion of discount on investments	(336,525)	(311)
Paid-in-kind interest	(101,124)	(34)
Net realized (gain) loss on investments and non-investment assets and liabilities	(10,857)	—
Net change in unrealized (appreciation) depreciation on investments	2,034,710	(336)
Net change in unrealized currency (gains) losses on non-investment assets and liabilities	127,202	—
Cost of investments purchased	(205,601,270)	(118,854)
Proceeds from sales and repayments of investments and change in receivable for investments sold	3,936,402	3,416
Changes in operating assets:
Interest and other income receivable	(1,976,026)	(891)
Due from Investment Adviser	(1,490,180)	—
Changes in operating liabilities:
Interest and credit facility fees payable	726,582	—
Incentive fees payable	507,461	—
Administrative service fees payable	306,315	89,185
Accrued organizational expenses	68,423	88,889
Deferred income	(65,169)	145,764
Trustees' fees and expenses payable	(184,653)	184,653
Other accrued expenses and liabilities	(91,326)	342,480
Net cash (used in) provided by operating activities	(198,683,452)	85,010
Cash flows from financing activities:
Proceeds from issuance of common shares of beneficial interest, net of change in receivable for issuance of common shares of beneficial interest	109,423,038	100,000
Borrowings on the Credit Facilities	166,436,735	—
Repayments of the Credit Facilities	(68,000,000)	—
Borrowings on Short Term Borrowings	27,833,468
Proceeds from Short Term Borrowings	(27,833,468)	—
Dividends paid in cash	(336,500)	—
Debt issuance costs paid	(2,264,225)	—
Net cash provided by (used in) financing activities	205,259,048	100,000
Net increase (decrease) in cash, cash equivalents and restricted cash	6,575,596	185,010
Cash, cash equivalents and restricted cash, beginning of period	185,010	—
Cash, cash equivalents and restricted cash, end of period	$6,760,606	$185,010
Supplemental disclosures:
Interest, including credit facility fees, paid during the period	$1,387,115	$—
Dividends reinvested during the period	$1,234,983	$—
Dividends declared during the period	$3,518,929	$—
The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE SECURED LENDING III
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2022

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)	% of Net Assets
First Lien Debt (98.5% of fair value)
ADPD Holdings, LLC	#^	(2)(3)(9)(10)	Consumer Services	SOFR	6.00%	10.37%	8/16/2022	8/15/2028	$7,107,796	$6,833,145	$6,749,680	6.15%
Alpine Acquisition Corp II	^	(2)(3)(9)(10)	Transportation: Cargo	SOFR	5.50%	9.76%	4/19/2022	11/30/2026	8,534,136	8,356,272	8,154,418	7.44
Ascend Buyer, LLC	#^	(2)(3)(9)(10)	Containers, Packaging & Glass	SOFR	6.25%	10.67%	9/30/2021	9/30/2028	14,898,505	14,462,948	14,636,072	13.35
Associations, Inc.	#	(2)(3)(10)	Construction & Building	SOFR	4.00%, 2.50% PIK	11.04%	7/2/2021	7/2/2027	442,908	390,589	270,875	0.24
Atlas AU Bidco Pty Ltd (Australia)	#	(2)(3)(6)(10)	High Tech Industries	SOFR	7.25%	11.48%	12/15/2022	12/12/2029	722,569	699,038	698,885	0.64
Avalara, Inc.	^	(2)(3)(10)	Diversified Financial Services	SOFR	7.25%	11.83%	10/19/2022	10/19/2028	13,500,000	13,138,047	13,051,356	11.90
BlueCat Networks, Inc. (Canada)	#	(2)(3)(6)(10)	High Tech Industries	SOFR	4.00%, 2.00% PIK	10.46%	8/8/2022	8/8/2028	6,412,803	6,204,724	6,106,326	5.57
Bradyifs Holdings, LLC	#	(2)(3)(9)	Wholesale	SOFR	6.25%	10.83%	1/6/2022	11/22/2025	4,823	4,752	4,775	0.00
Bradyifs Holdings, LLC	^	(2)(3)(9)	Wholesale	SOFR	6.75%	11.41%	12/21/2022	11/22/2025	2,880,000	2,822,400	2,822,400	2.57
Celerion Buyer, Inc.	^	(2)(3)(10)	Healthcare & Pharmaceuticals	SOFR	6.50%	10.64%	11/3/2022	11/3/2029	3,151,918	3,056,006	3,054,418	2.79
CPI Intermediate Holdings, Inc.	^	(2)(3)(10)	Telecommunications	SOFR	5.50%	9.68%	10/6/2022	10/6/2029	11,616,608	11,371,283	11,327,924	10.33
CST Holding Company	^	(2)(3)(9)(10)	Consumer Goods: Non-Durable	SOFR	6.75%	10.97%	11/1/2022	11/1/2028	5,031,348	4,871,131	4,867,712	4.44
DCA Investment Holding LLC	#	(2)(3)(10)	Healthcare & Pharmaceuticals	SOFR	6.41%	10.46%	2/25/2022	4/3/2028	2,417	2,395	2,286	0.00
Denali Midco 2, LLC	#^	(2)(3)(9)(10)	Consumer Services	SOFR	6.50%	10.92%	9/15/2022	12/22/2027	3,993,750	3,708,999	3,613,563	3.29
Dwyer Instruments, Inc.	#^	(2)(3)(10)	Capital Equipment	LIBOR	6.00%	10.74%	7/21/2021	7/21/2027	8,089,706	7,833,237	7,863,085	7.17
Eliassen Group, LLC	#^	(2)(3)(10)	Business Services	SOFR	5.50%	10.07%	4/14/2022	4/14/2028	8,084,703	7,925,524	7,947,224	7.25
Ellkay, LLC	#	(2)(3)(10)	Healthcare & Pharmaceuticals	LIBOR	6.25%	11.00%	9/14/2021	9/14/2027	3,527	3,462	3,385	0.00
Excel Fitness Holdings, Inc.	^	(2)(3)(9)(10)	Leisure Products & Services	SOFR	5.25%	10.25%	4/29/2022	4/29/2029	4,447,498	4,360,312	4,229,168	3.86
Excelitas Technologies Corp.	#	(2)(3)(9)(10)	Capital Equipment	SOFR	5.75%	10.12%	8/12/2022	8/12/2029	3,414,017	3,295,474	3,185,868	2.90
Excelitas Technologies Corp.	#	(2)	Capital Equipment	EURIBOR	5.75%	7.55%	8/12/2022	8/12/2029	€1,190,337	1,198,095	1,228,736	1.11
FPG Intermediate Holdco, LLC	#	(2)(3)(9)(10)	Consumer Services	SOFR	6.50%	10.92%	8/5/2022	3/5/2027	42,704	(183,002)	(497,730)	(0.45)
Guidehouse LLP	#	(2)(3)	Sovereign & Public Finance	LIBOR	6.25%	10.63%	9/30/2022	10/16/2028	79,503	77,970	78,084	0.07
Hercules Borrower LLC	#	(2)(3)(10)	Environmental Industries	LIBOR	5.50%	9.75%	9/10/2021	12/14/2026	1,116	1,086	988	0.00
Hoosier Intermediate, LLC	#	(2)(3)(10)	Healthcare & Pharmaceuticals	LIBOR	5.50%	10.11%	11/15/2021	11/15/2028	4,303	4,218	4,032	0.00
HS Spa Holdings Inc.	^	(2)(3)(10)	Consumer Services	SOFR	5.75%	10.45%	6/2/2022	6/2/2029	860,502	842,159	833,576	0.76

CARLYLE SECURED LENDING III
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2022

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount		Amortized Cost (4)	Fair Value (5)	% of Net Assets
IQN Holding Corp.	^	(2)(3)(10)	Business Services	SOFR	5.25%	9.64%	5/2/2022	5/2/2029		$2,423,981	$2,370,283	$2,332,488	2.13%
Jeg's Automotive, LLC	#	(2)(3)(10)	Automotive	LIBOR	6.00%	10.75%	12/22/2021	12/22/2027		4,131	4,046	3,832	0.00
Kaseya, Inc.	#	(2)(3)(10)	High Tech Industries	SOFR	5.75%	10.33%	6/23/2022	6/23/2029		993,754	882,473	818,824	0.75
LinQuest Corporation	#	(2)(3)(10)	Aerospace & Defense	LIBOR	5.75%	9.10%	7/28/2021	7/28/2028		—	—	—	0.00
LVF Holdings, Inc.	#	(2)(3)(10)	Beverage & Food	LIBOR	6.25%	10.98%	6/10/2021	6/10/2027		20,648	20,283	19,368	0.02
Material Holdings, LLC	#	(2)(3)(10)	Business Services	SOFR	6.00%	10.67%	8/19/2021	8/19/2027		4,308	4,170	3,914	0.00
Maverick Acquisition, Inc.	#	(2)(3)	Aerospace & Defense	LIBOR	6.25%	10.98%	6/1/2021	6/1/2027		21,761	21,423	18,079	0.01
Medical Manufacturing Technologies, LLC	#	(2)(3)(9)(10)	Healthcare & Pharmaceuticals	SOFR	5.50%	10.18%	12/23/2021	12/23/2027		3,613	3,546	3,539	0.00
NEFCO Holding Company LLC	#^	(2)(3)(9)(10)	Construction & Building	SOFR	6.50%	10.95%	8/5/2022	8/5/2028		3,610,869	3,466,597	3,461,730	3.16
North Haven Fairway Buyer, LLC	#^	(2)(3)(10)	Consumer Services	SOFR	6.50%	11.08%	5/17/2022	5/17/2028		15,132,209	14,840,090	14,843,648	13.53
North Haven Stallone Buyer, LLC	#	(2)(3)(10)	Consumer Services	SOFR	5.75%	10.34%	10/11/2022	5/24/2027		—	(3,817)	(4,376)	0.00
Oak Purchaser, Inc.	#^	(2)(3)(10)	Business Services	SOFR	5.50%	9.48%	4/28/2022	4/28/2028		3,762,671	3,697,100	3,591,642	3.27
PF Atlantic Holdco 2, LLC	#	(2)(3)(10)	Leisure Products & Services	LIBOR	5.50%	10.25%	11/12/2021	11/12/2027		3,689	3,606	3,602	0.00
Project Castle, Inc.	^	(2)(3)	Capital Equipment	SOFR	5.50%	10.08%	6/24/2022	6/1/2029		997,500	897,796	801,741	0.73
PXO Holdings I Corp.	#	(2)(3)(9)(10)	Chemicals, Plastics & Rubber	SOFR	5.50%	9.05%	3/8/2022	3/8/2028		4,268	4,183	4,179	0.00
QNNECT, LLC	^	(2)(3)(10)	Aerospace & Defense	SOFR	7.00%	11.11%	11/2/2022	11/2/2029		5,281,046	5,084,506	5,081,046	4.63
Quantic Electronics, LLC	#	(2)(3)(10)	Aerospace & Defense	LIBOR	6.25%	10.95%	8/17/2021	3/1/2027		7,129	6,977	6,620	0.01
Radwell Parent, LLC	#^	(2)(3)(9)(10)	Wholesale	SOFR	6.75%	11.33%	12/1/2022	4/1/2029		13,953,492	13,507,953	13,503,492	12.31
RSC Acquisition, Inc.	#	(2)(3)(9)(10)	Diversified Financial Services	SOFR	5.50%	9.83%	5/31/2022	11/1/2026		3,018,126	2,928,318	2,550,623	2.33
SCP Eye Care HoldCo, LLC	#^	(2)(3)(9)(10)	Healthcare & Pharmaceuticals	SOFR	5.75%	9.47%	10/7/2022	10/7/2029		7,336,957	7,023,869	7,075,096	6.45
Smarsh Inc.	#	(2)(3)(10)	Software	SOFR	6.50%	11.29%	2/18/2022	2/18/2029		918	899	873	0.00
Spotless Brands, LLC	#^	(2)(3)(9)(10)	Consumer Services	SOFR	6.50%	10.80%	6/21/2022	7/25/2028		14,119,371	13,845,592	13,680,124	12.47
TIBCO Software Inc.	#	(2)(3)	High Tech Industries	SOFR	4.50%	9.18%	9/30/2022	3/31/2029		2,500,000	2,277,672	2,228,125	2.03
The Carlstar Group LLC	#^	(2)(3)(9)(10)	Automotive	SOFR	6.50%	10.92%	7/8/2022	7/8/2027		7,222,857	7,045,312	7,105,193	6.48
Trader Corporation (Canada)	#^	(2)(3)(6)(10)	Automotive	CDOR	6.75%	11.61%	12/22/2022	12/22/2029	C$	12,080,942	8,642,660	8,682,620	7.92
Trafigura Trading LLC	#	(2)(3)(8)(9)(10)	Metals & Mining	SOFR	8.35%	12.89%	7/26/2021	1/13/2023		2,613	2,452	2,590	0.00
Tufin Software North America, Inc.	^	(2)(3)(9)(10)	Software	SOFR	7.69%	12.01%	8/17/2022	8/17/2028		7,210,638	7,067,151	6,976,567	6.36
USALCO, LLC	#	(2)(3)	Chemicals, Plastics & Rubber	LIBOR	6.00%	10.73%	10/19/2021	10/19/2027		4,950	4,868	4,707	0.00
USR Parent Inc.	^	(2)(3)	Retail	SOFR	7.60%	11.72%	4/22/2022	4/25/2027		4,222,222	4,184,759	4,025,141	3.67
Wineshipping.com LLC	#	(2)(3)(10)	Beverage & Food	LIBOR	5.75%	10.15%	10/29/2021	10/29/2027		3,655	3,581	3,303	0.00

CARLYLE SECURED LENDING III
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2022

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)	% of Net Assets
Yellowstone Buyer Acquisition, LLC	#	(2)(3)	Consumer Goods: Durable	LIBOR	5.75%	10.07%	9/13/2021	9/13/2027	$1,975	$1,943	$1,896	0.00%
First Lien Debt Total										$199,120,555	$197,067,332	179.64%
Second Lien Debt (0.0% of fair value)
11852604 Canada Inc. (Canada)	#	(2)(3)(6)	Healthcare & Pharmaceuticals	LIBOR	9.50% (100% PIK)	13.70%	9/30/2021	9/30/2028	$3,794	$3,726	$3,699	0.00%
AP Plastics Acquisition Holdings, LLC	#	(2)(3)	Chemicals, Plastics & Rubber	LIBOR	7.50%	11.85%	8/10/2021	8/10/2029	10,000	9,760	9,596	0.01
Blackbird Purchaser, Inc.	#	(2)(3)(10)	Capital Equipment	LIBOR	7.50%	11.88%	12/14/2021	4/8/2027	2,299	2,248	2,123	0.00
Second Lien Debt Total										$15,734	$15,418	0.01%

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
Equity Investments (1.5% of fair value)
Blackbird Holdco, Inc.	#	(7)	Capital Equipment	12/14/2021	2	$1,796	$1,709	0.00%
Buckeye Parent, LLC	#	(7)	Automotive	12/22/2021	44	44	29	0.00
GB Vino Parent, L.P.	#	(7)	Beverage & Food	10/29/2021	—	18	13	0.00
NearU Holdings LLC	#	(7)	Consumer Services	8/16/2022	4,941	494,071	494,071	0.45
NEFCO Holding Company LLC	#	(7)	Construction & Building	8/5/2022	157	156,961	156,965	0.14
Pascal Ultimate Holdings, L.P	#	(7)	Capital Equipment	7/21/2021	4	36	84	0.00
Picard Parent, Inc.	#	(7)	High Tech Industries	9/30/2022	2,196	2,131,557	2,130,107	1.94
Profile Holdings I, LP	#	(7)	Chemicals, Plastics & Rubber	3/8/2022	—	34	44	0.00
Talon MidCo 1 Limited	#	(7)	Software	8/17/2022	19,417,476	194,175	214,835	0.20
Equity Investments Total						$2,978,692	$2,997,857	2.73%
Total investments—non-controlled/non-affiliated						$202,114,981	$200,080,607	182.38%
Total investments						$202,114,981	$200,080,607	182.38%

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

(1)    Unless otherwise indicated, issuers of debt and equity investments held by Carlyle Secured Lending III (“the Company”) are domiciled in the United States. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of December 31, 2022, the Company does not “control” any of

CARLYLE SECURED LENDING III
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2022

these portfolio companies. Under the Investment Company Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of December 31, 2022, the Company is not an “affiliated person” of any of these portfolio companies. Certain portfolio company investments are subject to contractual restrictions on sales.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR, the Secured Overnight Financing Rate (“SOFR”) or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of December 31, 2022. As of December 31, 2022, the reference rates for our variable rate loans were the 30-day LIBOR at 4.39%, the 90-day LIBOR at 4.77%, the 180-day LIBOR at 5.14%, the 30-day SOFR at 4.36%, and the 90-day SOFR at 4.59%.
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
(7)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act, unless otherwise noted. As of December 31, 2022, the aggregate fair value of these securities is $2,997,857, or 2.73% of the Company's net assets.
(8)The investment is secured by receivables purchased from the portfolio company, with an implied discount of 12.89%. The investment was made via a tranched participation arrangement between the purchaser of such receivables and the Company. The investment has a secondary priority behind the rights of such purchaser.
(9)Loans include a credit spread adjustment that ranges from 0.10% to 0.26%.
(10)As of December 31, 2022, the Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans:

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount	Fair Value
First and Second Lien Debt—unfunded delayed draw and revolving term loans commitments
ADPD Holdings, LLC	Delayed Draw	0.50%	$209,372	$(5,169)
ADPD Holdings, LLC	Delayed Draw	0.50	97,561	(2,408)
ADPD Holdings, LLC	Delayed Draw	0.50	6,263,538	(154,624)
ADPD Holdings, LLC	Revolver	0.50	828,402	(20,450)
Alpine Acquisition Corp II	Revolver	0.50	1,723,502	(63,801)
Ascend Buyer, LLC	Revolver	0.50	428	(8)
Associations, Inc.	Delayed Draw	1.00	5,356,220	(158,881)
Associations, Inc.	Revolver	0.50	517	(15)
Atlas AU Bidco Pty Ltd (Australia)	Revolver	0.50	66,905	(2,007)
Avalara, Inc.	Revolver	0.50	1,350,000	(40,786)
Blackbird Purchaser, Inc.	Delayed Draw	1.00	766	(44)
BlueCat Networks, Inc. (Canada)	Delayed Draw	0.50	62,063	(1,724)
BlueCat Networks, Inc. (Canada)	Delayed Draw	0.50	4,555,911	(126,581)
Celerion Buyer, Inc.	Delayed Draw	1.00	498,721	(12,468)
Celerion Buyer, Inc.	Revolver	0.50	249,361	(6,234)
CPI Intermediate Holdings, Inc.	Delayed Draw	—	2,782,421	(55,784)
CST Holding Company	Revolver	0.50	423,198	(12,696)
DCA Investment Holding LLC	Delayed Draw	1.00	65	(3)
Denali Midco 2, LLC	Delayed Draw	1.00	6,000,000	(228,255)

CARLYLE SECURED LENDING III
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2022

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount	Fair Value
Dwyer Instruments, Inc.	Delayed Draw	1.00%	$5,946,353	$(91,355)
Dwyer Instruments, Inc.	Revolver	0.50	714,836	(10,982)
Eliassen Group, LLC	Delayed Draw	1.00	3,740,702	(43,488)
Ellkay, LLC	Revolver	0.50	446	(16)
Excel Fitness Holdings, Inc.	Revolver	0.50	292,112	(13,456)
Excelitas Technologies Corp.	Delayed Draw	0.50	2,334,501	(85,507)
Excelitas Technologies Corp.	Revolver	0.50	480,358	(17,594)
FPG Intermediate Holdco, LLC	Delayed Draw	1.00	12,316,529	(538,568)
Hercules Borrower LLC	Delayed Draw	1.00	873	(56)
Hoosier Intermediate, LLC	Revolver	0.50	667	(36)
HS Spa Holdings Inc.	Revolver	0.50	123,547	(3,381)
IQN Holding Corp.	Delayed Draw	1.00	2,975,545	(46,233)
IQN Holding Corp.	Revolver	0.50	488,923	(7,597)
Jeg's Automotive, LLC	Delayed Draw	1.00%	833	(50)
Kaseya, Inc.	Delayed Draw	0.50	4,484,917	(130,928)
Kaseya, Inc.	Revolver	0.50	513,514	(14,991)
LinQuest Corporation	Delayed Draw	1.00	10,000,000	—
LVF Holdings, Inc.	Delayed Draw	1.00	2,335	(127)
LVF Holdings, Inc.	Revolver	0.50	496	(27)
Material Holdings, LLC	Delayed Draw	—	4,495	(201)
Medical Manufacturing Technologies, LLC	Delayed Draw	1.00	103	(2)
Medical Manufacturing Technologies, LLC	Revolver	0.50	181	(3)
NEFCO Holding Company LLC	Delayed Draw	1.00	2,988,341	(58,201)
NEFCO Holding Company LLC	Delayed Draw	1.00	40,556	(790)
NEFCO Holding Company LLC	Revolver	0.50	1,017,834	(19,823)
North Haven Fairway Buyer, LLC	Revolver	0.50	923,077	(16,586)
North Haven Stallone Buyer, LLC	Delayed Draw	1.00	200,000	(4,376)
Oak Purchaser, Inc.	Delayed Draw	0.50	2,962,620	(69,323)
Oak Purchaser, Inc.	Revolver	0.50	583,878	(13,662)
PF Atlantic Holdco 2, LLC	Delayed Draw	1.00	931	(16)
PF Atlantic Holdco 2, LLC	Revolver	0.50	345	(6)
PXO Holdings I Corp.	Delayed Draw	1.00	221	(4)
PXO Holdings I Corp.	Revolver	0.50	329	(6)
QNNECT, LLC	Delayed Draw	1.00	1,385,621	(41,569)
Quantic Electronics, LLC	Delayed Draw	1.00	2,783	(143)
Radwell Parent, LLC	Revolver	0.38	1,046,508	(31,395)

CARLYLE SECURED LENDING III
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2022

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount		Fair Value
RSC Acquisition, Inc.	Delayed Draw	1.00%		$7,293,497	$(330,669)
SCP Eye Care HoldCo, LLC	Delayed Draw	1.00		2,351,589	(57,426)
SCP Eye Care HoldCo, LLC	Revolver	0.50		1,034,699	(25,267)
Smarsh Inc.	Delayed Draw	1.00		102	(4)
Smarsh Inc.	Revolver	0.50		51	(2)
Spotless Brands, LLC	Revolver	0.50		457,011	(13,772)
The Carlstar Group LLC	Revolver	0.50		1,828,571	(23,770)
Trader Corporation (Canada)	Revolver	0.50	C$	906,071	(30,670)
Trafigura Trading LLC	Revolver	0.50		494	(4)
Tufin Software North America, Inc.	Delayed Draw	—		30,770	(948)
Tufin Software North America, Inc.	Revolver	0.50		357,143	(11,002)
Wineshipping.com LLC	Delayed Draw	1.00		403	(32)
Wineshipping.com LLC	Revolver	0.50		378	(30)
Total unfunded commitments				$100,068,737	$(2,646,032)

As of December 31, 2022, investments at amortized cost and fair value consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value
First Lien Debt	$199,120,555	$197,067,332	98.5%
Second Lien Debt	15,734	15,418	—
Equity Investments	2,978,692	2,997,857	1.5
Total	$202,114,981	$200,080,607	100.0%
The rate type of debt investments at amortized cost and fair value as of December 31, 2022 was as follows:

Rate Type	Amortized Cost	Fair Value	% of Fair Value of First and Second Lien Debt
Floating Rate	$199,136,289	$197,082,750	100.0%
Fixed Rate	—	—	—
Total	$199,136,289	$197,082,750	100.0%

CARLYLE SECURED LENDING III
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2022

The industry composition of investments at amortized cost and fair value as of December 31, 2022 was as follows:

Industry	Amortized Cost	Fair Value	% of Fair Value
Aerospace & Defense	$5,112,906	$5,105,745	2.6%
Automotive	15,692,062	15,791,674	7.9
Beverage & Food	23,882	22,684	—
Business Services	13,997,077	13,875,268	6.9
Capital Equipment	13,228,682	13,083,346	6.6
Chemicals, Plastics & Rubber	18,845	18,526	—
Construction & Building	4,014,147	3,889,570	1.9
Consumer Goods: Durable	1,943	1,896	—
Consumer Goods: Non-Durable	4,871,131	4,867,712	2.4
Consumer Services	40,377,237	39,712,556	19.8
Containers, Packaging & Glass	14,462,948	14,636,072	7.3
Diversified Financial Services	16,066,365	15,601,979	7.8
Environmental Industries	1,086	988	—
Healthcare & Pharmaceuticals	10,097,222	10,146,455	5.1
High Tech Industries	12,195,464	11,982,267	6.0
Leisure Products & Services	4,363,918	4,232,770	2.1
Metals & Mining	2,452	2,590	—
Retail	4,184,759	4,025,141	2.0
Software	7,262,225	7,192,275	3.6
Sovereign & Public Finance	77,970	78,084	—
Telecommunications	11,371,283	11,327,924	5.7
Transportation: Cargo	8,356,272	8,154,418	4.1
Wholesale	16,335,105	16,330,667	8.2
Total	$202,114,981	$200,080,607	100.0%

CARLYLE SECURED LENDING III
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2022

The geographical composition of investments at amortized cost and fair value as of December 31, 2022 was as follows:

Geography	Amortized Cost	Fair Value	% of Fair Value
Australia	$699,038	$698,885	0.3%
Canada	14,851,110	14,792,645	7.4
United States	186,564,833	184,589,077	92.3
Total	$202,114,981	$200,080,607	100.0%
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
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
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
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of December 31, 2021. As of December 31, 2021, the reference rates for all LIBOR loans were the 30-day LIBOR at 0.10%, the 90-day LIBOR at 0.22% and the 180-day LIBOR rate at 0.33%.
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

CARLYLE SECURED LENDING III
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
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

CARLYLE SECURED LENDING III
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2021

As of December 31, 2021, investments at amortized cost and fair value consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value
First Lien Debt	$98,918	$98,937	85.2%
Second Lien Debt	15,190	15,507	13.4
Equity Investments	1,675	1,675	1.4
Total	$115,783	$116,119	100.0%
The rate type of debt investments at amortized cost and fair value as of December 31, 2021 was as follows:

Rate Type	Amortized Cost	Fair Value	% of Fair Value of First and Second Lien Debt
Floating Rate	$114,108	$114,444	100.0%
Fixed Rate	—	—	—
Total	$114,108	$114,444	100.0%
The industry composition of investments at amortized cost and fair value as of December 31, 2021 was as follows:

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

CARLYLE SECURED LENDING III
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2021

The geographical composition of investments at amortized cost and fair value as of December 31, 2021 was as follows:

Geography	Amortized Cost	Fair Value	% of Fair Value
Canada	$3,217	$3,213	2.8%
United States	112,566	112,906	97.2
Total	$115,783	$116,119	100.0%

The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE SECURED LENDING III
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2022

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
The Company’s investment objective is to generate current income and, to a lesser extent, capital appreciation primarily through assembling a portfolio of secured debt investments with favorable risk-adjusted returns. The Company’s investment strategy seeks to extract enhanced yield from a directly originated, and defensively constructed, portfolio of credit investments. The strategy’s core focus is U.S. middle market cash flow finance, principally in companies supported by financial sponsors. This core strategy will be supplemented with complementary specialty lending and opportunistic investing strategies, which take advantage of the broad capabilities of Carlyle’s Global Credit business segment’s platform while offering risk diversifying portfolio benefits. In describing the Company’s business, the Company uses the term “middle market” to refer generally to companies with approximately $25 million to $100 million of earnings before interest, taxes, depreciation and amortization (“EBITDA”).
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
The annual financial statements have been prepared in accordance with U.S. GAAP for annual financial information and pursuant to the requirements for reporting on Form 10-K and Article 6 of Regulation S-X. In the opinion of management, all adjustments considered necessary for the fair presentation of consolidated financial statements for the years presented have been included.
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
Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash consist of demand deposits and highly liquid investments (e.g., money market funds, U.S. treasury notes) with original maturities of three months or less. Cash equivalents are carried at amortized cost, which approximates fair value. The Company’s cash, cash equivalents and restricted cash are held with two large financial institutions and cash held in such financial institution may, at times, exceed the Federal Deposit Insurance Corporation insured limit. As of December 31, 2022 the Company held restricted cash balances of $726,352 which represents amounts collected by trustees who have been appointed as custodians of the assets securing certain of the Company’s financing transactions, and held for payment of interest expense and principal on the outstanding borrowings, or reinvestment into new assets. As of December 31, 2021, the Company had no restricted cash balance.

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
The Company may have loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. As of December 31, 2022 and 2021, the fair value of the loans in the portfolio with PIK provisions was $6,380,900 and $11,497 respectively, which represented approximately 3.2% and 9.9%, respectively, of total investments at fair value. For the year ended December 31, 2022 and the period from May 28, 2021 (Commencement) through December 31, 2021, the Company earned $101,124 and $61, respectively, in PIK income. In 2022, the Company began presenting PIK income as a separate financial statement line item in the accompanying Consolidated Statements of Operations, which had previously been included in interest income. Prior periods have been conformed to the current presentation.
Other Income
Other income may include income such as consent, waiver, amendment, unused, underwriting, arranger and prepayment fees associated with the Company’s investment activities as well as any fees for managerial assistance services rendered by the Company to the portfolio companies. Such fees are recognized as income when earned or the services are rendered. The Company may receive fees for guaranteeing the outstanding debt of a portfolio company. Such fees are amortized into other income over the life of the guarantee. The unamortized amount, if any, is included in other assets in the accompanying Consolidated Statements of Assets and Liabilities. For the year ended December 31, 2022 and for the period from May 28, 2021 (Commencement) through December 31, 2021, the Company earned $686,353 and $43,732, respectively, in other income, primarily from unused fees and arranger fees.
Non-Accrual Income
Loans are generally placed on non-accrual status when principal or interest payments are past due or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest are current or there is no longer any reasonable doubt that such principal or interest will be collected in full and, in management’s judgment, are likely to remain current. Management may determine not to place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of December 31, 2022 and December 31, 2021, there were no first or second lien debt investments on non-accrual status.
Organizational Expenses and Offering Costs
The Company will bear, among other expenses and costs, organizational expenses and offering costs relating to the offering of the common shares of beneficial interest of the Company incurred on or prior to the final closing date (collectively, the “Organizational and Offering Costs”) up to a maximum aggregate amount of 0.15% of the Company’s total capital commitments. The Company’s final closing date was extended on February 21, 2023 by the Board of Trustees to permit the Company to accept shares up to and on August 24, 2023 (such date, as extended and as it may be further extended, the “Final Closing Date”). In order to more fairly allocate the organizational expenses in connection with the Company’s formation among all shareholders, investors subscribing after the initial capital drawdown from investors in the Company’s private offering (the “Initial Drawdown” and the date on which the Initial Drawdown occurs, the “Initial Drawdown Date”) will be required to bear a pro rata portion of such expenses at the time of their first investment in the Company. To the extent the Company’s total capital commitments later increase, the Investment Adviser or its affiliates may be reimbursed by the Company for past payments of excess Organizational and Offering Costs made on the Company’s behalf; provided, that the total Organizational and Offering

Costs borne by the Company do not exceed 0.15% of total capital commitments; provided, further, that the Investment Adviser or its affiliates may not be reimbursed for payment of excess Organizational and Offering Costs that were incurred more than three years prior to the proposed reimbursement.
The Company’s offering costs will be amortized over the twelve months beginning on the closing date for all closings occurring after the Initial Closing Date. The Investment Advisor has incurred $2,198,589 of Organizational and Offering Costs as of December 31, 2022, of which $416,847 would be reimbursable by the Company as of December 31, 2022 subject to the Reimbursement Agreement (as defined below) and included in accrued organizational expenses and deferred offering costs payable in the accompanying Consolidated Statements of Assets and Liabilities. For the year ended December 31, 2022, organizational expense and offering cost expense amounted to $68,423 and $107,869, respectively. For the period from May 28, 2021 (Commencement) through December 31, 2021, organizational expense and offering cost expense amounted to $88,889 and $79,528, respectively.
Credit Facilities – Related Costs, Expenses and Deferred Financing Costs
The Company and the SPV have each entered into a senior secured revolving credit facility (the “Subscription Facility” and the “SPV Credit Facility,” respectively, and together, the “Credit Facilities”). Interest expense and unused commitment fees on the Credit Facilities are recorded on an accrual basis. Unused commitment fees are included in interest expense and credit facility fees in the accompanying Consolidated Statements of Operations.
The Credit Facilities are recorded at carrying value, which approximates fair value.
Deferred financing costs include capitalized expenses related to the closing or amendments of the Credit Facilities. Amortization of deferred financing costs for each credit facility is computed on the straight-line basis over the respective term of each credit facility. The unamortized balance of such costs is included in prepaid expenses and other assets in the accompanying Consolidated Statements of Assets and Liabilities. The amortization of such costs is included in interest expense and credit facility fees in the accompanying Consolidated Statements of Operations.
Prior to September 30, 2022, the Company separately presented deferred financing costs on the Consolidated Statements of Assets and Liabilities and credit facility fees on the Consolidated Statements of Operations. As of December 31, 2022, these amounts are presented as a component of prepaid expenses and other assets and interest expense and credit facility fees on their respective statements.
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
Dividends and distributions, if any, are paid in cash to shareholders, and may then be reinvested in the Company’s common shares of beneficial interest pursuant to the Company’s dividend reinvestment plan unless the investor opts out of the dividend reinvestment plan.

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
Recent Accounting Standards Updates
In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848),” which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848), which expanded the scope of Topic 848 to include derivative instruments impacted by discounting transition. In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848), which defers the sunset date of Topic 848 from December 31, 2022 to December 31, 2024. The expedients and exceptions provided by the amendments do not apply to contract modifications and hedging relationships entered into or evaluated after December 31, 2022, except for hedging transactions as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The Company is currently evaluating the impact of the adoption of ASU 2020-04, 2021-01 and 2022-06 on its consolidated financial statements. The Company does not expect this guidance to impact its consolidated financial statements.
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
In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the consolidated financial statements as of December 31, 2022 and December 31, 2021.
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
Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur. For the year ended December 31, 2022 and the period from May 28, 2021 (Commencement) through December 31, 2021, there were no transfers between levels.
The following tables summarize the Company’s investments measured at fair value on a recurring basis by the above fair value hierarchy levels as of December 31, 2022 and December 31, 2021:

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
First Lien Debt	$—	$—	$197,067,332	$197,067,332
Second Lien Debt	—	—	15,418	15,418
Equity Investments	—	—	2,997,857	2,997,857
Total	$—	$—	$200,080,607	$200,080,607

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
First Lien Debt	$—	$—	$98,937	$98,937
Second Lien Debt	—	—	15,507	15,507
Equity Investments	—	—	1,675	1,675
Total	$—	$—	$116,119	$116,119
The changes in the Company’s investments at fair value for which the Company has used Level 3 inputs to determine fair value and net change in unrealized appreciation (depreciation) included in earnings for Level 3 investments that continue to be held are as follows:

	Financial Assets
	For the year ended December 31, 2022
	First Lien Debt	Second Lien Debt	Equity Investments	Total
Balance, beginning of period	$98,937	$15,507	$1,675	$116,119
Purchases	202,803,967	497	2,975,562	205,780,026
Paydowns	(4,117,353)	—	—	(4,117,353)
Accretion of discount	335,023	47	1,455	336,525
Net change in unrealized appreciation (depreciation)	(2,053,242)	(633)	19,165	(2,034,710)
Balance, end of period	$197,067,332	$15,418	$2,997,857	$200,080,607
Net change in unrealized appreciation (depreciation) included in earnings related to investments that continue to be held at the reporting date included in net change in unrealized appreciation (depreciation) on investments on the Consolidated Statements of Operations	$(2,053,281)	$(633)	$19,165	$(2,034,749)

	Financial Assets
	For the period from May 28, 2021 (Commencement) through December 31, 2021
	First Lien Debt	Second Lien Debt	Equity Investments	Total
Balance, beginning of period	$—	$—	$—	$—
Purchases	102,037	15,176	1,675	118,888
Sales	—	—	—	—
Paydowns	(3,416)	—	—	(3,416)
Accretion of discount	297	14	—	311
Net change in unrealized appreciation (depreciation)	19	317	—	336
Net realized gains (losses)	—	—	—	—
Balance, end of period	$98,937	$15,507	$1,675	$116,119
Net change in unrealized appreciation (depreciation) included in earnings related to investments that continue to be held at the reporting date included in net change in unrealized appreciation (depreciation) on investments on the Consolidated Statements of Operations	$19	$317	$—	$336
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

The following tables summarize the quantitative information related to the significant unobservable inputs for Level 3 instruments which are carried at fair value as of December 31, 2022 and December 31, 2021:

	Fair Value as of December 31, 2022	Valuation Techniques	Significant Unobservable Inputs	Range
				Low	High	Weighted Average
Investments in First Lien Debt	$158,354,169	Discounted Cash Flow	Discount Rate	6.82%	13.13%	8.03%
	38,713,163	Consensus Pricing	Indicative Quotes	97.00%	99.25%	97.22%
Total First Lien Debt	197,067,332
Investments in Second Lien Debt	15,418	Discounted Cash Flow	Discount Rate	9.61%	12.91%	10.46%
Total Second Lien Debt	15,418
Investments in Equity	2,997,857	Income Approach	Discount Rate	13.70%	18.67%	18.66%
Total Equity Investments	2,997,857
Total Level 3 Investments	$200,080,607

	Fair Value as of December 31, 2021	Valuation Techniques	Significant Unobservable Inputs	Range
				Low	High	Weighted Average
Investments in First Lien Debt	$84,687	Discounted Cash Flow	Discount Rate	6.82%	7.98%	7.61%
	14,250	Consensus Pricing	Indicative Quotes	98.00%	99.25%	98.07%
Total First Lien Debt	98,937
Investments in Second Lien Debt	13,269	Discounted Cash Flow	Discount Rate	9.05%	10.75%	9.46%
	2,238	Consensus Pricing	Indicative Quotes	98.00%	98.00%	98.00%
Total Second Lien Debt	15,507
Investments in Equity	1,675	Income Approach	Discount Rate	15.69%	15.69%	15.69%
Total Equity Investments	1,675
Total Level 3 Investments	$116,119
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
Financial instruments disclosed but not carried at fair value
The following table presents the carrying value and fair value of the Company’s secured borrowings and Short Term Borrowings (as defined in Note 5. Borrowings) disclosed but not carried at fair value as of December 31, 2022 and December

31, 2021:

	December 31, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Secured borrowings	$98,630,711	$98,630,711	$—	$—
Total	$98,630,711	$98,630,711	$—	$—
The carrying values of the secured borrowings generally approximate their respective fair values due to their variable interest rates. Secured borrowings are categorized as Level 3 within the hierarchy.
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
The base management fee is calculated and payable quarterly in arrears at an annual rate of 1.50% of the average value of the Company's gross assets at the end of the two most recently completed fiscal quarters; provided, however, that the annual rate shall be 1.00% with respect to the amount of such average value of the gross assets as of the end of the two most recently completed calendar quarters that exceeds the product of (A) 200% and (B) the average of the Company’s net asset value (“NAV”) at the end of the two most recently completed calendar quarters. The base management fee will be appropriately adjusted for any share issuances or repurchases during such fiscal quarter and the base management fees for any partial month or quarter will be pro-rated. The Company’s gross assets exclude any cash, cash equivalents and restricted cash and include assets acquired through the incurrence of debt from the use of leverage.
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

The incentive fee consists of two parts. The first part is calculated and payable quarterly in arrears and equals 17.5% of pre-incentive fee net investment income for the immediately preceding calendar quarter, subject to a preferred return of 1.5% per quarter (6% annualized), or “hurdle rate,” and a “catch-up” feature. The second part is determined and payable in arrears as of the end of each calendar year in an amount equal to 17.5% of cumulative realized capital gains, if any, from inception through the end of each calendar year, computed net of all cumulative realized capital losses and unrealized capital depreciation less the aggregate amount of any previously paid capital gain incentive fees; provided, that the incentive fee determined at the end of the first calendar year of operations may be calculated for a period of shorter than twelve calendar months to take into account any realized capital gains computed net of all realized capital losses on a cumulative basis and unrealized capital depreciation. The Investment Adviser irrevocably agreed to waive its rights to receive any incentive fee for quarterly periods ending on or prior to the date on which the value of the Company’s gross assets first exceeds $150,000,000, which occurred in 2022.

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
Expense Support and Conditional Reimbursement Agreement

On May 13, 2022, the Company entered into an Expense Support and Conditional Reimbursement Agreement (the “Reimbursement Agreement”) with the Investment Adviser. Under the Reimbursement Agreement, the Investment Adviser shall pay other operating expenses of the Company on the Company’s behalf (the “Required Expense Payment”) such that other operating expenses of the Company do not exceed 0.125% (0.50% on annualized basis) (the “Expense Limitation”) (i) of the Company’s total investments at amortized cost, excluding cash, cash equivalents and restricted cash, as of the end of the applicable calendar quarter with respect to any such quarter after the first calendar quarter for which the total investments at amortized cost exceeds $150 million, and (ii) of the average of the Company’s total investments at amortized cost, excluding cash, cash equivalents and restricted cash, as of the beginning of the applicable calendar quarter and as of the end of such calendar quarter with respect to any calendar quarter up to and including the first calendar quarter for which the total investments at amortized cost exceeds $150 million. For any calendar quarter prior to March 31, 2022 (the “Effective Date” and any such quarter, a “Prior Quarter”), the Investment Adviser shall make a Required Expense Payment as if the Expense Limitation had been in effect for such quarter. The Investment Adviser’s obligation to make a Required Expense Payment with respect to a Prior Quarter shall become a liability of the Investment Adviser and the Company’s right to receive a Required Expense Payment shall be an asset of the Company commencing only on and as of the Effective Date.

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

For the year ended December 31, 2022, $3,069,855 of other operating expenses were reimbursable by the Investment Adviser under the agreement of which $2,285,146 and $784,709 relate to other operating expenses incurred during the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, $1,490,180 of other operating expenses that were reimbursable under the agreement were unpaid by the Investment Adviser and were included in Due from Investment Adviser on the Consolidated Statements of Assets and Liabilities. All amounts eligible for recovery by the Investment Adviser at December 31, 2022 will expire three years after the first Required Expense Payment.
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
For the year ended December 31, 2022 and the period from May 28, 2021 (Commencement) through December 31, 2021, the Company incurred $306,315 and $89,185, respectively, in fees under the Administration Agreement. Fees incurred under the Administration Agreement are included in administrative service fees in the accompanying Consolidated Statements of Operations. As of December 31, 2022 and 2021, $395,500 and $89,185, respectively, was unpaid and included in administrative service fees payable in the accompanying Consolidated Statements of Assets and Liabilities.
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
For the year ended December 31, 2022 and the period from May 28, 2021 (Commencement) through December 31, 2021, fees incurred in connection with the State Street Sub-Administration Agreement and the DST Sub-Administration Agreement amounted to $289,322 and $364, respectively. These fees are included in other general and administrative expenses in the accompanying Consolidated Statements of Operations. As of December 31, 2022 and 2021, $46,552 and $80,568, respectively, was unpaid and included in other accrued expenses and liabilities in the accompanying Consolidated Statements of Assets and Liabilities.

Placement Fees
On June 21, 2021, the Company entered into a placement fee arrangement with TCG Capital Markets L.L.C. (“TCG”), a licensed broker dealer and an affiliate of the Investment Adviser, which may require shareholders to pay a placement fee to TCG for TCG’s services.
For the year ended December 31, 2022 and the period from May 28, 2021 (Commencement) through December 31, 2021, TCG did not earn placement fees from the Company’s shareholder in connection with the issuance or sale of common shares of beneficial interest of the Company.
Board of Trustees
The Company’s Board of Trustees currently consists of seven members, four of whom are Independent Trustees. The Board of Trustees has established an audit committee and a pricing committee of the Board of Trustees, and may establish additional committees in the future. For the year ended December 31, 2022 and the period from May 28, 2021 (Commencement) through December 31, 2021, the Company incurred $369,390 and $184,653, respectively, in fees and expenses associated with its Independent Trustees’ services on the Company's Board of Trustees and its committees. These fees are included in trustees’ fees and expenses in the accompanying Consolidated Statements of Operations. As of December 31, 2021, $184,653 was unpaid and included in trustees’ fees and expenses payable in the accompanying Consolidated Statements of Assets and Liabilities. As of December 31, 2022, no fees or expenses associated with the Board of Trustees were payable.
5. BORROWINGS
The Company and the SPV are party to the Credit Facilities and Short Term Borrowings as described below. In accordance with the Investment Company Act, the Company is currently only allowed to borrow amounts such that its asset coverage, as defined in the Investment Company Act, is at least 150% after such borrowing. As of December 31, 2022, asset coverage was 211.19%, and the Company and the SPV were in compliance with all covenants and other requirements under the Credit Facilities as of December 31, 2022. The Company did not have any borrowings outstanding for the period from May 28, 2021 (Commencement) through December 31, 2021. Below is a summary of the borrowings and repayments under the Credit Facilities for the year ended December 31, 2022.

For the year ended December 31,
2022
Outstanding borrowing, beginning of period	—
Borrowings	166,436,735
Repayments	(68,000,000)
Foreign currency translation	193,976
Outstanding borrowing, end of period	98,630,711
Subscription Facility
The Company entered into the Subscription Facility on April 22, 2022. The Subscription Facility provides for secured borrowings of $45 million. The maximum principal amount is subject to availability under the Subscription Facility, which is based on certain of the Company’s investor equity capital commitments and a percentage determined in the lender’s reasonable discretion to account for foreign exchange volatility. The Subscription Facility has a maturity date of April 22, 2024. The Company may borrow amounts in U.S. Dollars or certain other permitted currencies. Borrowings under the Subscription Facility bear interest at a spread to the applicable benchmark rate of 2.30% to 2.55%. The Company also pays a fee of 0.30% per year on undrawn amounts under the Subscription Facility.
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
Summary of the Credit Facilities
The Credit Facilities consisted of the following as of December 31, 2022:

	December 31, 2022
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Subscription Facility	$45,000,000	$43,930,711	$1,069,289	$1,069,289
SPV Credit Facility	150,000,000	54,700,000	95,300,000	43,729,384
Total	$195,000,000	$98,630,711	$96,369,289	$44,798,673

(1)The unused portion is the amount upon which commitment fees are based.
(2)Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.
Short Term Borrowings
During the year ended December 31, 2022, the Company entered into multiple participation agreements with Macquarie US Trading LLC (“Short Term Borrowings”) pursuant to which the Company granted the counterparty a 100% undivided participation interest in certain investments, as disclosed in the consolidated schedule of investments in exchange for financing secured by the principal of each investment. Each Short Term Borrowing is intended to be settled and terminated between 30 and 90 calendar days following the execution of the agreement. For the year ended December 31, 2022, the Company entered into Short Term Borrowings of $27,833,468. As of October 4, 2022, all Short Term Borrowings were settled and the participation agreements between the Company and the counterparty were terminated.
For the year ended December 31, 2022 and the period from May 28, 2021 (Commencement) to December 31, 2021, the components of interest expense and credit facility fees were as follows:

	For the year ended December 31,	For the period from May 28, 2021 (Commencement) to December 31,
	2022	2021
Interest expense	$2,248,479	$—
Facility unused commitment fee	117,754	—
Amortization of deferred financing costs	335,503	—
Total interest expense and credit facility fees	$2,701,736	$—
Cash paid for interest expense	$1,387,115	$—

Average principal debt outstanding	$37,919,148	$—
Weighted average interest rate	4.57%	—%

As of December 31, 2022 and 2021, the components of interest and credit facility fees payable were as follows:

	As of
	December 31, 2022	December 31, 2021
Interest expense payable	$652,073	$—
Unused commitment fees payable	74,509	—
Total interest expense and credit facility fees payable	$726,582	$—
Weighted average interest rate (1)	6.41%	—%
(1) Based on floating SOFR rates.
6. COMMITMENTS AND CONTINGENCIES

A summary of significant contractual payment obligations was as follows as of December 31, 2022 and 2021:

	Par Value as of
	December 31, 2022	December 31, 2021
Less than one year	$—	$—
1-3 years	43,930,711	—
3-5 years	—	—
More than 5 years	54,700,000	—
Total	$98,630,711	$—
In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnification or warranties. Future events could occur that lead to the execution of these provisions against the Company. The Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the consolidated financial statements as of December 31, 2022 and 2021 for any such exposure.
The Company currently is and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments. The Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of the indicated dates:

	Par Value as of
	December 31, 2022	December 31, 2021
Unfunded delayed draw commitments	$84,891,258	$15,514,683
Unfunded revolving commitments	15,177,479	7,586
Total unfunded commitments	$100,068,737	$15,522,269
7. NET ASSETS
In connection with its formation, the Company has the authority to issue an unlimited number of common shares of beneficial interest of the Company, par value $0.001 per share (“Shares”).

The following tables summarize capital activity for the year ended December 31, 2022 and for the period from May 28, 2021 (Commencement) to December 31, 2021:

	Common Shares of Beneficial Interest		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount
Balance, beginning of period	5,000	$5	$99,995	$(728,808)	$—	$329	$(628,479)
Common shares of beneficial interest issued	5,502,089	5,502	109,555,999	—	—	—	109,561,501
Dividend reinvestment	61,861	62	1,234,921	—	—	—	1,234,983
Net investment income (loss)	—	—	—	5,174,266	—	—	5,174,266
Net realized gain (loss)	—	—	—	—	10,857	—	10,857
Net change in unrealized appreciation (depreciation) on investments and non-investment assets and liabilities	—	—	—	—	—	(2,161,912)	(2,161,912)
Dividends declared	—	—	—	(3,518,929)	—	—	(3,518,929)
Tax reclassification of stockholders’ equity in accordance with U.S. GAAP	—	—	(18,084)	28,941	(10,857)	—	—
Balance, end of period	5,568,950	$5,569	$110,872,831	$955,470	$—	$(2,161,583)	$109,672,287

	Common Shares of Beneficial Interest		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount
Balance, beginning of period	—	$—	$—	$—	$—	$—	$—
Common Shares of Beneficial Interest issued	5,000	5	99,995	—	—	—	100,000
Dividend reinvestment	—	—	—	—	—	—	—
Net investment income (loss)	—	—	—	(728,808)	—	—	(728,808)
Net realized gain (loss)	—	—	—	—	—	—	—
Net change in unrealized appreciation (depreciation) on investments and non-investment assets and liabilities	—	—	—	—	—	329	329
Dividends declared	—	—	—	—	—	—	—
Balance, end of period	5,000	$5	$99,995	$(728,808)	$—	$329	$(628,479)

    The following table summarizes total Shares issued and proceeds related to capital activity during the year ended December 31, 2022:

	Shares Issued	Proceeds
March 31, 2022	761,040	$15,220,800
June 30, 2022	1,528,780	30,545,033
September 28, 2022	1,066,889	21,188,417
December 14, 2022	2,145,380	42,607,251
Total	5,502,089	$109,561,501

The following table summarizes total Shares issued and proceeds related to capital activity during the period from Commencement through December 31, 2021:

	Shares Issued	Proceeds
May 28, 2021	5,000	$100,000
Total	5,000	$100,000

The Company has adopted a dividend reinvestment plan, pursuant to which the Company will reinvest all cash dividends declared by the Board of Trustees on behalf of the Company’s shareholders who do not elect to receive their dividends in cash. The following table summarizes the Shares issued under the dividend reinvestment plan during the year ended December 31, 2022:

	Shares Issued	Share Value
July 15, 2022	17,171	$345,649
October 17, 2022	44,690	$889,334
Total	61,861	$1,234,983

There were no dividends reinvested during the period from May 28, 2021 (Commencement) through December 31, 2021.

Capital transactions for the year ended December 31, 2022 were executed at an offering price at a premium to net asset value in order to effect a reallocation of previously incurred expenses to investors. Such transactions increased net asset value by $145.04 per share for the year ended December 31, 2022.

The Company computes earnings per Share in accordance with ASC 260, Earnings Per Share. Basic earnings per Share was calculated by dividing net increase (decrease) in net assets resulting from operations attributable to the Company by the weighted-average number of Shares outstanding for the period. Basic and diluted earnings per Share were as follows:

	For the year ended	For the period from May 28, 2021 (Commencement) through
	December 31, 2022	December 31, 2021
Net increase (decrease) in net assets resulting from operations	$3,023,211	$(728,479)
Weighted-average Shares outstanding	1,756,118	5,000
Basic and diluted earnings per common Share	$1.72	$(145.70)
The following table summarizes the Company’s dividends declared since Commencement:

Date Declared	Record Date	Payment Date	Per Share Amount
2022
June 15, 2022	June 15, 2022	July 15, 2022	$0.51
September 14, 2022	September 14, 2022	October 19, 2022	0.51
December 23, 2022	December 23, 2022	January 20, 2023	$0.35
Total			$1.37

8. CONSOLIDATED FINANCIAL HIGHLIGHTS
The following is a schedule of consolidated financial highlights for the year ended December 31, 2022 and for the period from May 28, 2021 (Commencement) through December 31, 2021:

	For the year ended	For the period from May 28, 2021 (Commencement) through
	December 31, 2022	December 31, 2021
Per Share Data:
Net asset value per Share, beginning of period	$(125.70)	$20.00
Net investment income (loss) (1)	2.95	(145.76)
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments and non-investment assets and liabilities	(1.23)	0.06
Net increase (decrease) in net assets resulting from operations	1.72	(145.70)
Dividends declared (2)	(1.37)	—
Effect of offering price of subscriptions (3)	145.04	—
Net asset value per Share, end of period	$19.69	$(125.70)
Number of Shares outstanding, end of period	5,568,950	5,000
Total return based on net asset value (4)	(116.47)%	(728.50)%
Net assets, end of period	$109,672,287	$(628,479)
Ratio to average net assets (5):
Expenses before incentive fees and waivers and reimbursements of expenses	10.33%	(173.31)%
Expenses before incentive fees, after waivers and reimbursements of expenses	3.85%	(173.31)%
Expenses after incentive fees, before waivers and reimbursements of expenses	11.40%	(173.31)%
Expenses after incentive fees and waivers and reimbursements of expenses	4.92%	(173.31)%
Net investment income (loss)	10.92%	160.93%
Interest expense and credit facility fees	5.70%	—%
Ratios/Supplemental Data:
Asset coverage, end of period	211.19%	—%
Portfolio turnover	8.66%	5.31%
Total committed capital, end of period	$277,898,000	$—
Ratio of total contributed capital to total committed capital, end of period	39.46%	—%
Weighted-average Shares outstanding	1,756,118	5,000
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
(4)Total return is based on the change in net asset value per common share during the year plus the declared dividends on Shares, assuming reinvestment of dividends in accordance with the dividend reinvestment plan, divided by the beginning net asset value for the year. For the period from March 31, 2022, the date of the first capital drawdown of $20.00, through December 31, 2022, total return assuming initial investment per share was 3.53%.
(5)These ratios to average net assets have not been annualized.
9. LITIGATION
The Company may become party to certain lawsuits in the ordinary course of business. The Company does not believe that the outcome of current matters, if any, will materially impact the Company or its consolidated financial statements. As of December 31, 2022 and 2021, the Company was not subject to any material legal proceedings, nor, to the Company’s knowledge, is any material legal proceeding threatened against the Company.
In addition, portfolio investments of the Company could be the subject of litigation or regulatory investigations in the ordinary course of business. The Company does not believe that the outcome of any current contingent liabilities of its portfolio investments, if any, will materially affect the Company or these consolidated financial statements.

10. TAX
The Company has complied with the provisions of Subchapter M of the Code applicable to RICs for the year ended December 31, 2022. The Company did not qualify to elect treatment as a RIC for the period ended December 31, 2021 and was subject to tax as a regular C Corporation, as such, certain tax disclosures below do not apply for the period ended December 31, 2021.
The Company has not recorded a liability for any uncertain tax positions pursuant to the provisions of ASC 740, Income Taxes, as of December 31, 2022 and December 31, 2021.
In the normal course of business, the Company is subject to examination by federal and certain state, local and foreign tax regulators. As of December 31, 2022, the Company has filed a tax return and therefore is subject to examination. The Company has elected a tax year-end of December 31 concurrent with the filing of the Company's first tax return.
Book and tax basis differences relating to shareholders dividends and distributions and other permanent book and tax differences are reclassified among the Company’s capital accounts. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from US GAAP. As of December 31, 2022, permanent differences primarily due to non-deductible excise tax paid and non-deductible organizational and offering costs resulted in a net increase in distributable earnings (loss) by $18,084, and a net decrease in additional paid-in capital in excess of par by $18,084 on the Statements of Assets and Liabilities. Total earnings and NAV were not affected.
The tax character of the distributions paid for the fiscal year ended December 31, 2022 and for the period from May 28, 2021 (Commencement) through December 31, 2021 was as follows:

	For the year ended December 31, 2022	For the period from May 28, 2021 (Commencement) through December 31, 2021
Ordinary income	$3,518,929	$—
Tax return of capital	—	—

Income Tax Information and Distributions to Shareholders
As of December 31, 2022, the components of accumulated earnings (deficit) on a tax basis were as follows:

December 31, 2022
Undistributed ordinary income	$961,991
Other book/tax differences (1)	(6,689)
Capital loss carryforwards	—
Net unrealized appreciation (depreciation) on investments(2)	(2,161,583)
Total accumulated earnings (deficit)	$(1,206,281)
(1) Consists of the unamortized portion of organization costs as of December 31, 2022.
(2) There were no differences between the book-basis and tax-basis unrealized appreciation (depreciation) on investments as of December 31, 2022.

    As of December 31, 2022 and December 31, 2021, the cost of investments for federal income tax purposes and gross unrealized appreciation and depreciation on investments were as follows:

	As of
	December 31, 2022	December 31, 2021
Cost of investments	$202,114,981	$115,783
Gross unrealized appreciation on investments	499,046	634
Gross unrealized depreciation on investments	(2,660,629)	(298)
Net unrealized appreciation (depreciation) on investments	$(2,161,583)	$336

For tax purposes, net realized capital losses may be carried over to offset future capital gains, if any. As a RIC, the Company is permitted to carry forward capital losses for an indefinite period, and such losses will retain their character as either short-term or long-term capital losses. As of December 31, 2022 and December 31, 2021, the Company did not have any capital loss carryforwards.

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
On January 27, 2023, the Company closed on $9,915,000 of capital commitments.
On February 24, 2023, the Company closed on $8,548,268 of capital commitments.
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
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). The Company’s internal control over financial reporting is a process designed under the supervision of its Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) and effected by the Company’s Board of Trustees, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of its consolidated financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.
The Company’s internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of the Company’s assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and the directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on its consolidated financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 based on the framework established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that the Company’s internal control over financial reporting as of December 31, 2022 was effective.

This Form 10-K does not include an attestation report of the Company’s registered public accounting firm due to an exemption for emerging growth companies under the JOBS Act.
Changes in Internal Controls over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
Not applicable.
Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Our business and affairs will be managed under the direction of our Board of Trustees. Our Board of Trustees currently consists of seven members, including four Independent Trustees. Three members of our Board of Trustees are not Independent Trustees. We refer to these individuals as our “Interested Trustees.”
Our Board of Trustees elects our officers, who serve at the discretion of our Board of Trustees. The responsibilities of each Trustee include, among other things, the oversight of our investment activity, oversight of the valuation of our assets, and oversight of our financing arrangements. Our Board of Trustees has established the Audit Committee and a pricing committee of the Board of Trustees (the “Pricing Committee”), and may establish additional committees in the future.
Following an Exchange Listing, if any, we expect the Board of Trustees to be divided into three classes of Trustees (or directors) at least as equal in number as possible.
Board of Trustees
Each of our Trustees will hold office until his or her death, resignation, removal or disqualification. Information regarding our Board of Trustees is as follows:
Interested Trustees

Name	Age	Position	Trustee Since
Linda Pace	61	Chair of the Board of Trustees	2021
Aren C. LeeKong	45	Trustee, President and Chief Executive Officer	2021
Mark Jenkins	55	Trustee	2021
Independent Trustees

Name	Age	Position	Trustee Since
Nigel D.T. Andrews	75	Trustee	2021
Leslie E. Bradford	67	Trustee	2021
John G. Nestor	77	Trustee	2021
William H. Wright II	62	Trustee	2021
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
Interested Trustees
Linda Pace has served as the Chair of our Board of Trustees since June 2021. Ms. Pace also served as our Chief Executive Officer through December 31, 2022. Ms. Pace currently serves as the chair of the boards of directors of Carlyle Secured Lending, Inc. (“CSL”) and Carlyle Credit Solutions, Inc. (“CARS”), where she also served as the chief executive officer through December 31, 2022. Previously, she was Global Head of Loans & Structured Credit at Carlyle. Ms. Pace is a Managing Director and Partner of Carlyle and Vice Chair of Global Credit. Prior to that role, she was responsible for portfolio management for Carlyle High Yield Partners, deploying capital into the U.S. market in cash and synthetic form. Prior to joining Carlyle, Ms. Pace spent ten years with BHF-Bank AG, where she was co-head of the bank’s Syndicated Loan group in New York. She invested in leveraged loans on behalf of the bank’s $2 billion on-balance sheet portfolio, as well as their $400 million

Collateralized Loan Obligation funds. Prior to that, Ms. Pace worked at Société Générale as a Corporate Credit Analyst. Ms. Pace received her undergraduate degree in French from Douglass College and her M.B.A in finance from New York University.
Aren C. LeeKong has served on our Board of Trustees since June 2021, and was appointed President and Chief Executive Officer, effective January 1, 2023. Mr. LeeKong has also served as a member of the board of directors of CSL and CARS since June 2021, and has served as president and chief executive officer of CSL and CARS since January 1, 2023. Mr. LeeKong is the Vice Chair of Carlyle Global Credit and the Head of Direct Lending. Mr. LeeKong may from time to time serve as an independent director of other entities affiliated with Carlyle or of investment vehicles managed by Carlyle or its affiliates. Mr. LeeKong is also the Chief Executive Officer and serves on the Board of Directors of 7 Acquisition Corp, where he is responsible for the day-to-day operations of the related sponsor. Mr. LeeKong was most recently the Executive Chairman of Organix Recycling, LLC. He is also a member of the external investment advisory committee of the New York State Common Retirement Fund, a public pension fund. Mr. LeeKong was formerly a Managing Director of Highbridge Principal Strategies (“HPS”) and a Co-Portfolio Manager of HPS’s Strategic Capital Partners strategy, a special situations-focused strategy with the ability to invest in liquid and illiquid financing opportunities across the capital structure. Prior to joining HPS in 2011, Mr. LeeKong was a director at KKR & Co. Inc, where he was a founding member of their Capital Markets team. Mr. LeeKong serves on the advisory board of The Family Center and he previously served on the board of directors of Sponsors for Educational Opportunity. Mr. LeeKong holds an undergraduate degree from the University of Massachusetts at Amherst. Mr. LeeKong’s broad industry experience and leadership experience will provide our Board with valuable insights and knowledge that will enhance our ability to achieve our investment objectives.
Mark Jenkins has served on our Board of Trustees since June 2021. Mr. Jenkins is a Managing Director and Head of Global Credit. He is also a member of Carlyle’s Management Committee. Mr. Jenkins also currently serves on the boards of directors of CSL and CARS. Prior to joining Carlyle in 2016, Mr. Jenkins was a Senior Managing Director at CPP Investment Board (“CPPIB”) where he was responsible for leading CPPIB’s Global Private Investment Group with approximately CAD$56 billion of AUM. He was Chair of the Credit Investment Committee, Chair of the Private Investments Committee and also managed the portfolio value creation group. While at CPPIB, Mr. Jenkins founded CPPIB Credit Investments, which is a multi-strategy platform making direct principal credit investments. He also led CPPIB’s acquisition and oversight of Antares Capital and the subsequent expansion in middle-market lending. Prior to CPPIB he was Managing Director, Co-Head of Leveraged Finance Origination and Execution for Barclays Capital in New York. Before Barclays, Mr. Jenkins worked for 11 years at Goldman Sachs & Co. in senior positions within the Fixed Income and Financing Groups in New York. He served on the boards of Wilton Re, Teine Energy, Antares Capital and Merchant Capital Solutions. Mr. Jenkins’ depth of experience in investment management and capital markets, intimate knowledge of the business and operations of Carlyle’s Global Credit investment platform, and experience as a director of other companies in the financial services sector provides our Board with valuable insight.
Independent Trustees
Nigel D.T. Andrews has served on our Board of Trustees since June 2021. Mr. Andrews has also served as a member of the board of directors of CSL since 2012 and the board of directors of CARS since 2017 and is the chairman of the audit committees of CSL and CARS and is a member of the nominating and governance committee and the compensation committee of BDC I. Prior to the completion of the completion of the merger of NF Investment Corp. (“NFIC”) into the Company (the “NFIC Acquisition”) in June 2017, Mr. Andrews served as a member of the board of directors and on the audit committee of NFIC. Mr. Andrews may from time to time serve as an independent director of other entities affiliated with Carlyle or of investment vehicles managed by Carlyle or its affiliates. Mr. Andrews recently retired from his roles as governor at London Business School, a director and a member of the audit and remuneration committees at Old Mutual plc., and Chairman of Old Mutual Asset Management, where he served from 2002 to 2014. Mr. Andrews continues to actively manage his own private investments and to serve as a trustee of Victory Funds, a position he has held since 2002. From 2000 to 2010, Mr. Andrews served on the board of directors of Chemtura Corporation, a New York Stock Exchange listed company. Mr. Andrews also served as a Managing Director of Internet Capital Group, Inc. from 2000 to 2001. From 1987 to 2000, Mr. Andrews held various senior management positions within General Electric Company, including Executive Vice President of GE Capital from 1993 to 2000 and, prior to that, Vice President and General Manager of GE Plastics-Americas. During Mr. Andrews’ 13-year career with GE, he also served as a Vice President for Corporate Business Development and Strategy reporting to the chairman of the board. Prior to joining GE, Mr. Andrews was a partner at Booz Allen Hamilton Inc. He began his career in business management at Shell International Chemical Company. Mr. Andrews’ broad executive experience with the operations and transactions of industrial and financial services businesses provides our Board with valuable insights and knowledge that will enhance our ability to achieve our investment objectives.

John G. Nestor has served on our Board of Trustees since June 2021. Mr. Nestor has also served as a member of the board of directors of CSL since 2013 and the board of directors of CARS since 2017, the audit committee, nominating and governance committee and compensation committee of CSL and the audit committee of CARS. Prior to the completion of the NFIC Acquisition in June 2017, Mr. Nestor served as a member of the board of directors and on the audit committee of NFIC. Mr. Nestor may from time to time serve as an independent director of other entities affiliated with Carlyle or of investment vehicles managed by Carlyle or its affiliates. Mr. Nestor joined Kirtland Capital Partners in March 1986. He is managing partner of this private investment firm. Prior to joining Kirtland Capital Partners, Mr. Nestor worked for 16 years for Continental Illinois Bank. For eight years he focused on lending to small businesses in the Chicago area. In 1977 Mr. Nestor was transferred to Philadelphia where he was involved in commercial lending and in 1979 he moved to Cleveland to manage Continental’s Cleveland Office. Mr. Nestor is the former chairman of the board of directors of SmartSource Computer and Audio Visual Rentals, and currently a member of the board of directors of Form Tech Concrete Forms and a member of the board of advisors of The Gates Group. Mr. Nestor serves as a trustee of the Kelvin and Eleanor Smith Foundation. Mr. Nestor is the former chairman of the board of trustees of the Cleveland Foodbank, The Diversity Center and Deaconess Community Foundation. Mr. Nestor is an experienced leader whose numerous board and advisory positions and experiences in the middle markets provide our Board valuable insights.
Leslie E. Bradford has served on our Board of Trustees since June 2021. Ms. Bradford has also served as a member of the boards of directors of CSL and CARS since 2017, the audit committee, nominating and governance committee and compensation committee of CSL and the audit committee of CARS. Ms. Bradford may from time to time serve as an independent director of other entities affiliated with Carlyle or of investment vehicles managed by Carlyle or its affiliates. From 2011 to 2013, Ms. Bradford was a senior advisor and director of the Alumni Network of Morgan Stanley. Prior to that, Ms. Bradford had risk management and advisory responsibilities throughout all business unit and support areas of Morgan Stanley over a 25+ year career. Prior to joining Morgan Stanley, Ms. Bradford was a vice president in the corporate division of Irving Trust Company from 1977 to 1985 and was responsible for the development of corporate client lending and non-lending business in Northeastern United States. Ms. Bradford has also served on the boards and committees of various organizations, including as a former trustee of the American Foundation for the Blind, a former trustee of the Morgan Stanley Foundation, and a Dartmouth College Fund Committee member. Ms. Bradford holds an undergraduate degree in Religion from Dartmouth College and an MBA in Finance from the New York University Graduate School of Business. Ms. Bradford’s broad industry experience in corporate, financial, and public sectors has provided her with an abundance of skills and valuable insight in handling complex transactions and issues, all of which makes her well qualified to serve on our Board.
William H. Wright II has served on our Board of Trustees since June 2021. Mr. Wright has also served as a member of the boards of directors of CSL and CARS since February 2021, the audit committee, nominating and governance committee and compensation committee of CSL and the audit committee of CARS. Mr. Wright may from time to time serve as an independent director of other entities affiliated with Carlyle or of investment vehicles managed by Carlyle or its affiliates. Mr. Wright was a Managing Director of Morgan Stanley until his retirement in 2010, having joined the firm in 1982. During his career in investment banking at Morgan Stanley, Mr. Wright headed the corporate finance execution group where he was responsible for leading and coordinating teams in the execution of complex equity offerings for multinational corporations. Following his career in investment banking, Mr. Wright served as an independent board member of two SEC registered closed-end funds until 2016, and of a business development company from 2018 to 2020. He also served on the faculties of the Ray Garrett Jr. Corporate and Securities Law Institute at Northwestern Pritzker School of Law and the Practising Law Institute. Mr. Wright is currently on the board of directors of two SEC registered closed-end funds, and he is also a member of the board of directors of the New York City Ballet. In addition to serving on other boards, he is interested in innovative philanthropic initiatives. He received a B.A. from Yale University and an M.B.A. from the Darden School of the University of Virginia. Mr. Wright’s extensive experience in executive leadership, investment banking and corporate finance as well as his numerous board and advisory positions provides our Board valuable insights.
Executive Officers Who Are Not Trustees

Name	Age	Position	Officer Since
Thomas M. Hennigan	46	Chief Financial Officer and Chief Risk Officer	2021
Desiree Annunziato	35	Treasurer	2022
Joshua Lefkowitz	48	Chief Compliance Officer and Secretary	2021
The address for each of our officers who are not Trustees is c/o Carlyle Secured Lending III, One Vanderbilt Avenue, Suite 3400, New York, New York 10017.

Biographical Information of Executive Officers Who Are Not Trustees
Thomas M. Hennigan serves as our Chief Financial Officer and Chief Risk Officer. Mr. Hennigan currently serves as the chief financial officer and chief risk officer of CSL and CARS. He also serves as chief operating officer and chief risk officer of Direct Lending. Mr. Hennigan is a Managing Director of Carlyle. Prior to the completion of the NFIC Acquisition in June 2017, Mr. Hennigan served as the chief risk officer of NFIC. Mr. Hennigan may from time to time serve as an officer, director or principal of entities affiliated with Carlyle or of investment vehicles managed by Carlyle and its affiliates. Prior to joining Carlyle in 2011, Mr. Hennigan was a senior vice president and head of underwriting and portfolio management for Churchill Financial LLC, which he joined in 2006. In this role, Mr. Hennigan was responsible for managing Churchill Financial’s underwriting and portfolio management activities, including supervising the professionals involved in the underwriting process. Mr. Hennigan joined Churchill Financial from GE Corporate Financial Services. During his four years at GE, Mr. Hennigan had underwriting and portfolio management responsibilities in the Global Sponsor Finance Group and in the Global Media and Communications Group. Mr. Hennigan began his career with Wachovia Securities, Inc. in 1998, where he worked in middle market investment banking and loan syndications.
Desiree Annunziato serves as our Treasurer and is our principal accounting officer. Ms. Annunziato currently serves as the treasurer of CSL and CARS. Ms. Annunziato may from time to time serve as an officer, director or principal of entities affiliated with Carlyle or of investment vehicles managed by Carlyle and its affiliates. Ms. Annunziato is currently a Vice President of Global Credit Fund Management at Carlyle and has been a member of the Direct Lending team since joining Carlyle in 2020. Prior to joining Carlyle, Ms. Annunziato was a Vice President at Fortress Investment Group, where she served as Assistant Controller for Rithm Capital (formerly, New Residential Investment Corp.).
Joshua Lefkowitz serves as our Chief Compliance Officer and Secretary. Mr. Lefkowitz currently serves as the chief compliance officer and secretary of CSL and CARS. Mr. Lefkowitz is a Managing Director of Carlyle. Mr. Lefkowitz may from time to time serve as an officer, director or principal of entities affiliated with Carlyle or of investment vehicles managed by Carlyle and its affiliates. Prior to joining Carlyle in April 2018, Mr. Lefkowitz was a Principal at Ares and previously worked at American Capital, Ltd., until it was acquired by Ares. Mr. Lefkowitz began his legal career as an associate at the law firms of Mayer Brown and Stroock & Stroock & Lavan.
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
Ms. Pace serves as the Chair of our Board of Trustees. Ms. Pace is an Interested Trustee. We believe that we are best served through this leadership structure, as Ms. Pace’s position provides an effective bridge and encourages an open dialogue between management and our Board of Trustees, ensuring that both groups act with a common purpose.
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

Board’s Role in Risk Oversight
Our Board of Trustees performs its risk oversight function primarily through (a) its standing Audit Committee, which reports to the entire Board of Trustees and is comprised solely of Independent Trustees, (b) working with our Chief Compliance Officer to monitor risk in accordance with our compliance policies and procedures, and (c) reviewing risk management processes throughout the year and requesting periodic reports from our Investment Adviser regarding risk management, including reports on cybersecurity.
As described below in more detail under “—Committees of the Board of Trustees,” the Audit Committee assists our Board of Trustees in fulfilling its risk oversight responsibilities. The Audit Committee’s risk oversight responsibilities include overseeing the internal audit staff (sourced through the Administrator and Carlyle Employee Co.), accounting and financial reporting processes, our Adviser’s valuation process, our systems of internal controls regarding finance and accounting and audits of our financial statements.
As indicated above, our Board of Trustees also performs its risk oversight responsibilities by working with our Chief Compliance Officer to monitor risk in accordance with our compliance policies and procedures. Our Board of Trustees will annually review a written report from the Chief Compliance Officer discussing the adequacy and effectiveness of our compliance policies and procedures and our service providers. The Chief Compliance Officer’s annual report will address, at a minimum, (a) the operation of our compliance policies and procedures and our service providers since the last report; (b) any material changes to such policies and procedures since the last report; (c) any recommendations for material changes to such policies and procedures as a result of the Chief Compliance Officer’s annual review; and (d) any compliance matter that has occurred since the date of the last report about which our Board of Trustees would reasonably need to know to oversee our compliance activities and risks. In addition, the Chief Compliance Officer will meet separately in executive session with the Independent Trustees at least once each year.
We believe that our Board of Trustees’ role in risk oversight is effective and appropriate given the extensive regulation to which we are already subject as a BDC. As a BDC, we are required to comply with certain regulatory requirements that control the levels of risk in our business and operations. For example, our ability to incur indebtedness is limited such that our asset coverage must equal at least 150% immediately after each time we incur indebtedness, we generally have to invest at least 70% of our total assets in “qualifying assets” and we are not generally permitted to invest in any portfolio company in which one of our affiliates currently has an investment.
We believe that the extent of the Board’s (and the Audit Committee’s) role in risk oversight complements the Board’s leadership structure because it allows the Independent Trustees, through its fully independent Audit Committee, executive sessions with each of our Chief Compliance Officer, our independent registered public accounting firm, and otherwise, to exercise oversight of risk without any conflict that might discourage critical review.
We believe that board roles in risk oversight must be evaluated on a case-by-case basis and that the Board’s existing role in risk oversight is appropriate. However, the Board re-examines the manner in which it administers its risk oversight function on an ongoing basis to ensure that it continues to meet our needs.
Committees of the Board of Trustees
Our Board of Trustees has established an Audit Committee and a Pricing Committee, and may establish additional committees in the future. The Board of Trustees does not have a standing nominating committee or a standing compensation committee.
Audit Committee
The Audit Committee is currently composed of Nigel D.T. Andrews, Leslie E. Bradford, John G. Nestor and William H. Wright II, all of whom are Independent Trustees. Mr. Andrews serves as Chairman of the Audit Committee. Our Board of Trustees has determined that Mr. Andrews is an “audit committee financial expert” as that term is defined under Item 407 of Regulation S-K, as promulgated under the Exchange Act. Each of Messrs. Andrews, Nestor and Wright and Ms. Bradford meets the current independence and experience requirements of Rule 10A-3 of the Exchange Act. The Audit Committee operates pursuant to a charter approved by our Board of Trustees, which sets forth the responsibilities of the Audit Committee. The Audit Committee’s responsibilities include selecting our independent registered public accounting firm, reviewing with such independent registered public accounting firm the planning, scope and results of their audit of our financial statements, pre-approving the fees for services performed, reviewing with the independent registered public accounting firm the adequacy of internal control systems, reviewing our annual financial statements, overseeing internal audit staff and periodic filings and receiving our audit reports and financial statements.
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

Portfolio Management
The Investment Adviser’s investment team had over 230 investment professionals across the Carlyle Global Credit segment as of December 31, 2022.
Investment Committee Members
Members of the Investment Committee are: Mark Jenkins, Justin Plouffe, Brian Marcus, Lauren Basmadjian, Aren LeeKong, Tom Hennigan, Michael Hadley, Alex Popov, John Pavelski, Andreas Boye and Bruce Rosenblum.
For biographical information of Mr. Jenkins and Mr. LeeKong see “—Board of Trustees—Biographical Information of Trustees.” For biographical information of Mr. Hennigan, see “—Executive Officers Who Are Not Trustees—Biographical Information of Executive Officers Who Are Not Trustees.”
Justin Plouffe is a Managing Director and the Deputy Chief Investment Officer for Carlyle Global Credit. Mr. Plouffe focuses on investing across Carlyle’s credit strategies and driving growth initiatives for the Global Credit platform. He is Co-Portfolio Manager for Carlyle Tactical Private Credit Fund, Co-Head of Carlyle Structured Credit Fund, and serves on various Global Credit investment committees. He is also the CEO of TCG Capital Markets L.L.C., a SEC-registered broker/dealer affiliate of The Carlyle Group. Prior to joining Carlyle, Mr. Plouffe was an attorney at Ropes & Gray LLP. He has also served as a clerk on the U.S. Court of Appeals for the First Circuit and as a legislative assistant to a U.S. Congressman. Mr. Plouffe received his undergraduate degree from Princeton University and his J.D. from Columbia Law School, where he was an editor of The Columbia Law Review. He is a CFA Charterholder and holds Series 7, 24, 57, 63, 79 and 99 licenses.
Brian Marcus is a Managing Director and Portfolio Manager for Carlyle Global Credit. Prior to joining Carlyle, Mr. Marcus was with Morgan Stanley, where he focused on principal investments on behalf of the firm. Previously, Mr. Marcus worked at Lehman Brothers in the Mergers and Acquisitions group, where he concentrated on the media and telecommunications industries. Mr. Marcus received a BS in economics from The Wharton School at the University of Pennsylvania. Mr. Marcus currently maintains Series 7, 55 and 63 licenses.
Lauren Basmadjian is a Managing Director, Co-Head of Liquid Credit and Head of U.S. Loans & Structured Credit for Carlyle Global Credit. She is based in New York and sits on the Investment Committees for all of Carlyle's US Loan and

CLO investing activities. Ms. Basmadjian joined The Carlyle Group in 2020 after 19 years at Octagon Credit Investors, where she was a Senior Portfolio Manager and member of the Investment Committee. Prior to becoming a Portfolio Manager, Ms. Basmadjian managed Octagon's workout efforts and also oversaw the leisure & entertainment, retail, consumer products, business services, food & beverage and technology industries. Before joining Octagon, Ms. Basmadjian worked in the Acquisition Finance Group at Chase Securities, Inc. She graduated Cum Laude from the Stern School of Business at New York University with a B.S. in Finance and Economics.
Michael Hadley is the Chief Investment Officer and Head of Underwriting of the Carlyle Direct Lending platform and a Managing Director for Carlyle Global Credit. He has primary responsibility for Carlyle’s investment efforts in Direct Lending. Prior to his current role, Mr. Hadley was a Senior Analyst in the U.S. Loans & Structured Credit group focused on investment opportunities in cyclical industrials. Prior to joining Carlyle, Mr. Hadley was an Analyst at Katonah Debt Advisors where he focused on leveraged loan and high yield investments across multiple sectors. Mr. Hadley started his career at The Chase Manhattan Bank, where he worked as an investment banker in both the Structured Credit Products and Global Chemicals groups. Mr. Hadley received his undergraduate degree from Florida A&M University.
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
John Pavelski is a Managing Director and Co-head of North America for the Carlyle Credit Opportunities Fund (“CCOF”). Prior to joining Carlyle, Mr. Pavelski was a Managing Partner and Head of Global Private Credit at Brookfield Asset Management, where he led the private credit and special situation investing efforts. He founded the corporate private credit business and also oversaw the Indian Credit and Homebuilder Finance platforms. Prior to Brookfield, Mr. Pavelski worked at Silver Point Capital and American Securities focusing on private credit, special situation and distressed investments. Mr. Pavelski began his career at Goldman Sachs and in the Private Equity Group of The Blackstone Group. Mr. Pavelski currently serves on the boards of Guitar Center, SBP Holdings, LA Fitness, Nordam, AFG Holdings and Cadence Education. Mr. Pavelski holds a BA from Amherst College, where he graduated magna cum laude with distinction, and an MBA from the Harvard Business School.
Andreas Boye is a Managing Director and Co-Head of North America for CCOF. Prior to joining Carlyle, Mr. Boye was a Managing Director at HPS Investment Partners (f/k/a Highbridge Principal Strategies, “HPS”) from 2010 to 2019. During his tenor with HPS, Mr. Boye was involved in a broad range of the firm’s investment strategies and was a member of the investment committee for HPS Mezzanine Fund III as well as HPS’ firm-wide Credit Committee. Before joining HPS in 2010, Mr. Boye worked at Oaktree Capital Management focusing on credit investments across various sectors. Mr. Boye started his career as an Investment Banking Analyst in JPMorgan’s Global Leveraged Finance Group. Mr. Boye holds a BA in Economics from Williams College.
Bruce Rosenblum is a Managing Director of Carlyle. From 2000 through 2008, Mr. Rosenblum was an investment professional in the U.S. Buyout group, focusing on the telecommunications and media sectors. In 2008, he joined Carlyle’s Executive Group, where he has been involved in various aspects of the firm’s operations, including corporate finance, strategic transactions, risk management and conflicts resolution. From 2011 to 2021 he served as the firm’s Chief Risk Officer. Prior to joining Carlyle in 2000, Mr. Rosenblum was a Partner and Executive Committee member at the law firm of Latham & Watkins, where he practiced for 18 years, specializing in mergers and acquisitions and corporate finance. Before joining Latham, Mr. Rosenblum served as a law clerk to Chief Justice Warren E. Burger on the U.S. Supreme Court. Mr. Rosenblum is a graduate of Yale University and received his JD from Columbia Law School.
Information relating to our codes of ethics, which apply to, among others, our Chief Executive Officer and Chief Financial Officer, is included in Part I, Item 1 of this Form 10-K “Business—Regulation—Codes of Ethics.”
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
The following table sets forth information concerning total compensation earned by or paid to each of our Independent Trustees during the fiscal year ended December 31, 2022:

	Fees Earned or Paid in Cash	Total Compensation from the Company	Total Compensation from the Fund Complex(1)
Nigel D.T. Andrews	$84,250	$84,250	$314,450
Leslie E. Bradford	$75,250	$75,250	$280,450
Aren C. LeeKong(2)	$59,250	$59,250	$219,000
John G. Nestor	$75,250	$75,250	$280,450
William H. Wright II	$75,250	$75,250	$280,450

(1)
Messrs. Andrews, LeeKong, Nestor and Wright and Ms. Bradford serve on the boards of directors of CSL and CARS. CSL and CARS are part of the Fund Complex. Compensation amounts shown include compensation such Trustees received from the Company, CSL and CARS, as applicable, for services rendered as trustee or director during the fiscal year ended December 31, 2022.

(2)	Prior to his appointment as President and Chief Executive Officer of the Company, CSL and CARS on January 1, 2023, Mr. LeeKong served as an Independent Trustee on the Board of Trustees of the Company, and as an independent director on the boards of directors of CSL and CARS.
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
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Beneficial ownership is determined in accordance with the rules and regulations of the SEC. These rules generally provide that a person is the beneficial owner of securities if such person has or shares the power to vote or direct the voting thereof, or to dispose or direct the disposition thereof or has the right to acquire such powers within 60 days. The following table sets forth, as of March 15, 2023, the beneficial ownership as indicated in the Company’s books and records of each current Trustee, each executive officer of the Company, the executive officers and Trustees as a group, and each person known to us to beneficially own 5% or more of our outstanding common shares of beneficial interest. Ownership information for those persons who beneficially own 5% or more of our outstanding common shares of beneficial interest is based on Schedule 13G or other filings by such persons with the SEC and other information obtained from such persons.
The percentage ownership is based on 5,637,183 common shares of beneficial interest outstanding as of March 15, 2023. To our knowledge, except as indicated in the footnotes to the table, each of the shareholders listed below has sole voting and/or investment power with respect to shares beneficially owned by such shareholder. Unless otherwise indicated by footnote, the address for each listed individual is One Vanderbilt Avenue, Suite 3400, New York, NY 10017.

Name of Individual or Identity of Group	Number of Common Shares of Beneficial Interest Beneficially Owned(1)	Percent of Common Shares of Beneficial Interest Beneficially Owned(1)
Trustees and Executive Officers:
Interested Trustees
Linda Pace	5,645	0.10%
Aren C. LeeKong	—	—
Mark Jenkins	11,289	0.20%
Independent Trustees
Nigel D.T. Andrews	—	—
Leslie E. Bradford	—	—
John G. Nestor
William H. Wright II	—	—
Executive Officers Who Are Not Trustees
Thomas M. Hennigan	2,344	0.04%
Desiree Annunziato	—	—
Joshua Lefkowitz	—	—
All Trustees and Executive Officers as a Group (eleven persons)	—	—
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
Investment Advisory Agreement
We entered into an Investment Advisory Agreement with our Investment Adviser, a wholly owned subsidiary of Carlyle, an entity in which certain of our Trustees and officers and members of Investment Adviser’s investment team may have indirect ownership and pecuniary interests. See Part II, Item 8 of this Form 10-K Financial Statements and Supplementary Data “Note 4—Related Party Transactions.”
In addition, our Investment Adviser, its investment professionals, our executive officers and Trustees, and other current and future principals of our Investment Adviser serve or may serve as investment advisers, officers, directors or principals of entities or investment funds that operate in the same or a related line of business as we do and/or investment funds, accounts and other similar arrangements advised by Carlyle, including existing and future affiliated BDCs. An affiliated investment fund, account or other similar arrangement currently formed or formed in the future and managed by our Investment Adviser or its affiliates may have overlapping investment objectives and strategies with our own and, accordingly, may invest in asset classes similar to those targeted by us. As a result, our Investment Adviser and/or its affiliates may face conflicts of interest arising out of the investment advisory activities of our Investment Adviser and other operations of Carlyle. See Part I, Item 1 of this Form 10-K “Business—Allocation of Investment Opportunities and Potential Conflicts of Interest” and Part I, Item 1A of this Form 10-K “Risk Factors—Risks Related to Our Business and Structure—There are significant potential conflicts of interest, including the management of other investment funds and accounts by our Investment Adviser, which could impact our investment returns.”
Administration Agreement
We entered into an Administration Agreement with our Administrator. See Part II, Item 8 of this Form 10-K Financial Statements and Supplementary Data “Note 4—Related Party Transactions.”
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
Our Investment Adviser entered into a personnel agreement with Carlyle Employee Co., an affiliate of our Investment Adviser and a wholly-owned subsidiary of Carlyle, pursuant to which Carlyle Employee Co. provides our Investment Adviser with access to the investment professionals for the Investment Adviser’s investment team. See Part II, Item 8 of this Form 10-K Financial Statements and Supplementary Data “Note 4—Related Party Transactions” for additional information. In addition, our Administrator entered into the Carlyle Sub-Administration Agreement, pursuant to which Carlyle Employee Co. provides our Administrator with access to certain legal, operations, financial, compliance, accounting, internal audit (in their role of performing our Sarbanes-Oxley Act internal control assessment), clerical and administrative personnel that will support our Investment Adviser’s investment team. Our Administrator, pursuant to the State Street Sub-Administration Agreement, engaged State Street to act on behalf of our Administrator in its performance of certain other administrative services for us. See Part II, Item 8 of this Form 10-K Financial Statements and Supplementary Data “Note 4—Related Party Transactions.”
In addition, our executive officers and Trustees, as well as the other current and future principals of our Investment Adviser, may serve as officers, directors or principals of CSL, CARS, their respective current and future special purpose regulated subsidiaries, or entities that operate in the same or a related line of business as we do. CSL and CARS are part of Carlyle’s direct lending business unit that operates within the broader Carlyle Global Credit segment.
For information regarding the independence of our Trustees, see Item 10. “Directors, Executive Officers and Corporate Governance.”
Expense Support and Conditional Reimbursement Agreement
We entered into a Reimbursement Agreement with the Investment Adviser. See Part II, Item 8. of this Form 10-K Financial Statements and Supplementary Data “Note 4—Related Party Transactions.”

Item 14. Principal Accountant Fees and Services
Set forth in the table below are audit fees and non-audit related fees billed to the Company and payable to Ernst & Young LLP (“EY”) for professional services performed for the Company’s fiscal years ended December 31, 2022 and 2021.

Fiscal Year/Period	Audit Fees	Audit-Related Fees (1)	Tax Fees (2)	All Other Fees (3)
2022	$200,000	$—	$20,000	$—
2021	$130,000	$—	$14,500	$—

(1)	“Audit-Related Fees” are those fees billed to the Company relating to audit services provided by EY.
(2)	“Tax Fees” are those fees billed to the Company in connection with tax consulting services performed by EY, including primarily the review of the Company’s income tax returns.
(3)	“All Other Fees” are those fees billed to the Company in connection with permitted non-audit services performed by EY.
The Audit Committee reviews, negotiates and approves in advance the scope of work, any related engagement letter and the fees to be charged by the independent registered public accounting firm for audit services and permitted non-audit services for the Company and for permitted non-audit services for the Company’s Adviser and any affiliates thereof that provide services to the Company if such non-audit services have a direct impact on the operations or financial reporting of the Company. All of the audit and non-audit services described above for which fees were incurred by the Company for the fiscal year ended December 31, 2022 and for the period from May 28, 2021 (Commencement) through December 31, 2021, were pre-approved by the Audit Committee, in accordance with its pre-approval policy.

PART IV
(a) Documents filed as part of this annual report
The following reports and financial statements are set forth in Part II, Item 8 of this Form 10-K:

Report of Independent Registered Public Accounting Firm	71
Consolidated Statements of Assets and Liabilities as of December 31, 2022 and 2021	72
Consolidated Statements of Operations for the Year Ended December 31, 2022 and for the Period from May 28, 2021 (Commencement) through December 31, 2021	73
Consolidated Statements of Changes in Net Assets for the Year Ended December 31, 2022 and for the Period from May 28, 2021 (Commencement) through December 31, 2021	74
Consolidated Statements of Cash Flows for the Year Ended December 31, 2022 and for the Period from May 28, 2021 (Commencement) through December 31, 2021	75
Consolidated Schedules of Investments as of December 31, 2022 and 2021	76
Notes to Consolidated Financial Statements	92
(b) Exhibits
Item 15. Exhibits and Financial Statement Exhibits.

3.1	Third Amended and Restated Agreement and Declaration of Trust, dated as of January 24, 2022 (1)

3.2	Bylaws (2)

4.1	Form of Subscription Agreement (3)

4.2	Description of Registered Securities *

10.1	Novation of Investment Advisory Agreement, dated as of November 11, 2021, by and among Carlyle Secured Lending III, Carlyle Global Credit Investment Management L.L.C. and CSL III Advisor, LLC. (6)

10.2	Amended and Restated Investment Advisory Agreement, dated as of November 11, 2021, by and between Carlyle Secured Lending III and CSL III Advisor, LLC.(7)

10.3	Administration Agreement (4)

10.4	Form of Indemnification Agreement (5)

10.5	Expense Support and Conditional Reimbursement Agreement, dated as of May 13, 2022, between Carlyle Secured Lending III and CSL III Advisor, L.L.C.(8)

10.6
Senior Secured Revolving Credit Agreement, dated as of April 22, 2022, among Carlyle Secured Lending III, the other borrower parties thereto, Morgan Stanley Senior Funding, Inc. and Morgan Stanley Bank, N.A.(9)

10.7
Loan and Servicing Agreement, dated as of September 30, 2022, among Carlyle Secured Lending III, as Holdings, Carlyle Secured Lending III SPV, L.L.C., as the Borrower, Massachusetts Mutual Life Insurance Company and the other Lenders from time to time party hereto, Wilmington Trust National Association, as the Administrative Agent, Massachusetts Mutual Life Insurance Company, as the Calculation Agent, Carlyle Secured Lending III, as the Portfolio Asset Servicer, Wilmington Trust, National Association, as the Collateral Custodian, and Wilmington Trust, National Association, as the Account Bank(10)

21.1	List of Subsidiaries.*

31.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

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
(4)Incorporated by reference to Exhibit 10.2 to the Company's Form 10-12G/A filed by the Company on August 11, 2021 (File No. 814-01410).
(5)Incorporated by reference to Exhibit 10.3 to the Company's Form 10-12G/A filed by the Company on August 11, 2021 (File No. 814-01410).
(6)Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed by the Company on November 12, 2021 (File No. 814-01410).
(7)Incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q filed by the Company on November 12, 2021 (File No. 814-01410).
(8)Incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q filed by the Company on May 13, 2022 (File No. 814-01410).
(9)Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed by the Company on May 13, 2022 (File No. 814-01410).
(10)Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed by the Company on October 6, 2022 (File No. 814-01410).
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARLYLE SECURED LENDING III
Dated: March 15, 2023	By	/s/ Aren C. LeeKong
Aren C. LeeKong
Trustee and Chief Executive Officer (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 15, 2023	By	/s/ Aren C. LeeKong
Aren C. LeeKong
Trustee and Chief Executive Officer (principal executive officer)

Dated: March 15, 2023	By	/s/ Thomas M. Hennigan
Thomas M. Hennigan
Chief Financial Officer (principal financial officer)

Dated: March 15, 2023	By	/s/ Desiree Annunziato
Desiree Annunziato
Treasurer (principal accounting officer)

Dated: March 15, 2023	By	/s/ Nigel D.T. Andrews
Nigel D.T. Andrews
Trustee

Dated: March 15, 2023	By	/s/ Leslie E. Bradford
Leslie E. Bradford
Trustee

Dated: March 15, 2023	By	/s/ Mark Jenkins
Mark Jenkins
Trustee

Dated: March 15, 2023	By	/s/ John G. Nestor
John G. Nestor
Trustee

Dated: March 15, 2023	By	/s/ Linda Pace
Linda Pace
Trustee

Dated: March 15, 2023	By	/s/ William H. Wright II
William H. Wright II
Trustee