Form 10-Q
period 2023-03-31
Carlyle Secured Lending III
filed 2023-05-15
CIK 1851277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of the registrant’s common shares of beneficial interest, $0.001 par value per share, outstanding at May 12, 2023 was 6,974,983.

CARLYLE SECURED LENDING III

CARLYLE SECURED LENDING III
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(dollar amounts in thousands, except per share data)

	March 31, 2023	December 31, 2022
ASSETS	(unaudited)
Investments—non-controlled/non-affiliated, at fair value (amortized cost of $238,478 and $202,115, respectively)	$237,472	$200,081
Cash, cash equivalents and restricted cash	27,379	6,761
Deferred offering costs	57	72
Receivable for investments sold	35	181
Due from Investment Adviser	644	1,490
Interest and other income receivable from investments	2,344	1,977
Receivable for issuance of common shares of beneficial interest	111	138
Prepaid expenses and other assets	2,342	2,477
Total assets	$270,384	$213,177
LIABILITIES
Secured borrowings (Note 5)	$127,104	$98,631
Interest and credit facility fees payable (Note 5)	1,297	727
Dividend payable (Note 7)	2,814	1,947
Incentive fees payable (Note 4)	769	507
Administrative service fees payable (Note 4)	277	396
Deferred financing costs payable	—	548
Deferred offering costs payable	—	260
Accrued organizational expenses	—	157
Deferred income	—	81
Other accrued expenses and liabilities	121	251
Total liabilities	132,382	103,505
Commitments and contingencies (Notes 4, 6 and 9)
NET ASSETS
Common shares of beneficial interest, $0.001 par value; unlimited shares authorized; 6,906,313 and 5,568,950 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	7	6
Paid-in capital in excess of par value	137,542	110,873
Total distributable earnings (loss)	453	(1,207)
Total net assets	$138,002	$109,672
NET ASSETS PER SHARE	$19.98	$19.69
The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE SECURED LENDING III
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(dollar amounts in thousands, except per share data)

	For the three month periods ended
	March 31, 2023	March 31, 2022
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$6,502	$7
PIK income	139	0
Other income	226	39
Total investment income	6,867	46
Expenses:
Organizational expenses (Note 2)	10	2
Offering cost expense (Note 2)	33	35
Net investment income incentive fees (Note 4)	769	—
Professional fees	245	151
Administrative service fees (Note 4)	140	—
Interest expense and credit facility fees (Note 5)	2,405	—
Trustees’ fees and expenses (Note 4)	67	98
Other general and administrative	160	124
Total expenses	3,829	410
Less waivers and reimbursements of expenses (Note 4)	(574)	(1,195)
Expenses after waivers and reimbursements of expenses	3,255	(785)
Net investment income (loss) before taxes	3,612	831
Excise tax expense	9	—
Net investment income (loss)	3,603	831
Net realized gain (loss) and net change in unrealized appreciation (depreciation):
Net realized gain (loss) on investments:
Non-controlled/non-affiliated investments	9	—
Net realized currency gain (loss) on non-investment assets and liabilities	(3)	—
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/non-affiliated investments	1,028	(2)
Net change in unrealized currency gains (losses) on non-investment assets and liabilities	(158)	(0)
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments and non-investment assets and liabilities	876	(2)
Net increase (decrease) in net assets resulting from operations	$4,479	$829
Basic and diluted earnings per common share (Note 7)	$0.79	$61.90
Weighted-average common shares of beneficial interest outstanding—basic and diluted (Note 7)	5,665,083	13,400
The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE SECURED LENDING III
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (unaudited)
(dollar amounts in thousands)

	For the three month periods ended
	March 31, 2023	March 31, 2022
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$3,603	$831
Net realized gain (loss) on investments and non-investment assets and liabilities	6	—
Net change in unrealized appreciation (depreciation) on investments	1,028	(2)
Net change in unrealized appreciation (depreciation) on non-investment assets and liabilities	(158)	—
Net increase (decrease) in net assets resulting from operations	4,479	829
Capital share transactions:
Common shares of beneficial interest issued	25,319	15,221
Dividend reinvestment	1,351	—
Dividends declared	(2,819)	—
Net increase (decrease) in net assets resulting from capital share transactions	23,851	15,221
Net increase (decrease) in net assets	28,330	16,050
Net assets at beginning of period	109,672	(628)
Net assets at end of period	$138,002	$15,422
The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE SECURED LENDING III
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(dollar amounts in thousands)

	For the three month periods ended
	March 31, 2023	March 31, 2022
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$4,479	$829
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	165
Amortization of deferred offering costs	33	35
Net accretion of discount on investments	(246)	(0)
Paid-in-kind interest	(116)	(0)
Net realized (gain) loss on investments and non-investment assets and liabilities	(6)	—
Net change in unrealized (appreciation) depreciation on investments	(1,028)	2
Net change in unrealized currency (gains) losses on non-investment assets and liabilities	158	—
Cost of investments purchased	(37,610)	(15)
Proceeds from sales and repayments of investments and change in receivable for investments sold	1,756	1
Changes in operating assets:
Interest and other income receivable	(367)	(14)
Due from Investment Adviser	846	(1,195)
Changes in operating liabilities:
Interest and credit facility fees payable	570	—
Incentive fees payable	262	—
Administrative service fees payable	(119)	—
Accrued organizational expenses	(157)	2
Deferred income	(81)	(5)
Other accrued expenses and liabilities	(130)	275
Net cash provided by (used in) operating activities	(31,591)	(85)
Cash flows from financing activities:
Proceeds from issuance of common shares of beneficial interest, net of change in receivable for issuance of common shares of beneficial interest	25,346	14,943
Borrowings on the Credit Facilities	44,720	—
Repayments of the Credit Facilities	(16,400)	—
Dividends paid in cash	(601)	—
Debt issuance costs paid	(30)	—
Deferred financing cost payable	(548)	—
Deferred offering cost payable	(278)	—
Net cash provided by (used in) financing activities	52,209	14,943
Net increase (decrease) in cash, cash equivalents and restricted cash	20,618	14,858
Cash, cash equivalents and restricted cash, beginning of period	6,761	185
Cash, cash equivalents and restricted cash, end of period	$27,379	$15,043
Supplemental disclosures:
Interest and credit facility fees paid during the period	$1,776	$—
Dividends reinvested during the period	1,351	—
Dividends declared during the period	2,819	—
Taxes, including excise tax, paid during the period	33	—
The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE SECURED LENDING III
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2023 (unaudited)
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount**	Amortized Cost (4)	Fair Value (5)	% of Net Assets
First Lien Debt (98.7% of fair value)
ADPD Holdings, LLC	#^	(2)(3)(8)(9)	Consumer Services	SOFR	6.00%	11.24%	8/16/2022	8/15/2028	$7,177	$6,916	$6,922	5.02%
Alpine Acquisition Corp II	#^	(2)(3)(8)(9)	Transportation: Cargo	SOFR	5.50%	10.27%	4/19/2022	11/30/2026	8,685	8,517	8,305	6.02
Apex Companies Holdings, LLC	#^	(2)(3)(9)	Environmental Industries	SOFR	6.25%	10.94%	1/31/2023	1/31/2028	10,014	9,678	9,657	7.00
Ascend Buyer, LLC	#^	(2)(3)(8)(9)	Containers, Packaging & Glass	SOFR	6.40%	11.45%	9/30/2021	9/30/2028	14,861	14,440	14,465	10.48
Associations, Inc.	#	(2)(3)(9)	Construction & Building	SOFR	4.00%, 2.50% PIK	10.54%	7/2/2021	7/2/2027	1,549	1,500	1,431	1.04
Atlas AU Bidco Pty Ltd (Australia)	#	(2)(3)(6)(9)	High Tech Industries	SOFR	7.25%	11.98%	12/15/2022	12/12/2029	723	700	709	0.51
Avalara, Inc.	#^	(2)(3)(9)	Diversified Financial Services	SOFR	7.25%	12.15%	10/19/2022	10/19/2028	13,500	13,149	13,287	9.63
BlueCat Networks, Inc. (Canada)	#^	(2)(3)(6)(9)	High Tech Industries	SOFR	4.00%, 2.00% PIK	10.94%	8/8/2022	8/8/2028	6,429	6,227	6,206	4.50
Bradyifs Holdings, LLC	#	(2)(3)(8)	Wholesale	SOFR	6.25%	11.23%	1/6/2022	11/22/2025	5	5	5	0.00
Bradyifs Holdings, LLC	^	(2)(3)(8)	Wholesale	SOFR	6.75%	11.63%	12/21/2022	11/22/2025	2,873	2,815	2,830	2.05
CD&R Madison Parent Ltd (United Kingdom)	^	(2)(6)	Business Services	EURIBOR	8.00%	10.70%	2/27/2023	2/27/2030	€1,200	1,231	1,262	0.91
CD&R Madison Parent Ltd (United Kingdom)	#^	(2)(6)(9)	Business Services	SONIA	8.50%	12.43%	2/27/2023	2/27/2030	£2,434	2,818	2,905	2.11
Celerion Buyer, Inc.	^	(2)(3)(9)	Healthcare & Pharmaceuticals	SOFR	6.50%	11.18%	11/3/2022	11/3/2029	3,144	3,051	3,066	2.22
Coupa Holdings, LLC	#	(2)(3)(9)	Software	SOFR	7.50%	12.29%	2/27/2023	2/27/2030	2,160	2,098	2,097	1.52
CPI Intermediate Holdings, Inc.	^	(2)(3)(9)	Telecommunications	SOFR	5.50%	10.19%	10/6/2022	10/6/2029	11,617	11,378	11,288	8.18
CST Holding Company	^	(2)(3)(8)(9)	Consumer Goods: Non-Durable	SOFR	6.75%	11.66%	11/1/2022	11/1/2028	5,019	4,864	4,885	3.54
DCA Investment Holding LLC	#	(2)(3)	Healthcare & Pharmaceuticals	SOFR	6.41%	11.39%	2/25/2022	4/3/2028	2	2	2	0.00
Denali Midco 2, LLC	#^	(2)(3)(8)(9)	Consumer Services	SOFR	6.50%	11.41%	9/15/2022	12/22/2027	5,684	5,411	5,306	3.84
Dwyer Instruments, Inc.	#^	(2)(3)(9)	Capital Equipment	LIBOR	6.00%	11.16%	7/21/2021	7/21/2027	8,125	7,881	7,988	5.79
Eliassen Group, LLC	#^	(2)(3)(9)	Business Services	SOFR	5.50%	10.41%	4/14/2022	4/14/2028	8,064	7,912	7,971	5.78
Ellkay, LLC	#	(2)(3)(9)	Healthcare & Pharmaceuticals	LIBOR	6.25%	11.39%	9/14/2021	9/14/2027	4	4	3	0.00
Excel Fitness Holdings, Inc.	^	(2)(3)(8)(9)	Leisure Products & Services	SOFR	5.25%	10.27%	4/29/2022	4/29/2029	4,485	4,400	4,297	3.11
Excelitas Technologies Corp.	^	(2)(3)(8)(9)	Capital Equipment	SOFR	5.75%	10.63%	8/12/2022	8/12/2029	4,039	3,923	3,856	2.79
Excelitas Technologies Corp.	^	(2)	Capital Equipment	EURIBOR	5.75%	8.36%	8/12/2022	8/12/2029	€1,190	1,199	1,252	0.91
FPG Intermediate Holdco, LLC	#	(2)(3)(8)(9)	Consumer Services	SOFR	6.50%	11.41%	8/5/2022	3/5/2027	43	(170)	(457)	(0.33)
Guidehouse LLP	#	(2)(3)	Sovereign & Public Finance	LIBOR	6.25%	11.16%	9/30/2022	10/16/2028	79	78	78	0.06

CARLYLE SECURED LENDING III
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of March 31, 2023 (unaudited)
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount**		Amortized Cost (4)	Fair Value (5)	% of Net Assets
Hercules Borrower LLC	#	(2)(3)(9)	Environmental Industries	LIBOR	5.50%	10.37%	9/10/2021	12/14/2026		$1	$1	$1	0.00%
Hoosier Intermediate, LLC	#	(2)(3)(9)	Healthcare & Pharmaceuticals	LIBOR	5.50%	10.36%	11/15/2021	11/15/2028		4	4	4	0.00
HS Spa Holdings Inc.	^	(2)(3)(9)	Consumer Services	SOFR	5.75%	10.45%	6/2/2022	6/2/2029		858	841	839	0.61
IQN Holding Corp.	^	(2)(3)(9)	Business Services	SOFR	5.25%	10.14%	5/2/2022	5/2/2029		2,418	2,366	2,379	1.72
Jeg's Automotive, LLC	#	(2)(3)(9)	Automotive	LIBOR	6.00%	10.95%	12/22/2021	12/22/2027		4	4	4	0.00
Kaseya, Inc.	#	(2)(3)(9)	High Tech Industries	SOFR	5.75%	10.65%	6/23/2022	6/23/2029		994	886	840	0.61
LVF Holdings, Inc.	#	(2)(3)(8)(9)	Beverage & Food	SOFR	6.25%	11.30%	6/10/2021	6/10/2027		20	20	19	0.01
Material Holdings, LLC	#	(2)(3)(9)	Business Services	SOFR	5.75%	10.75%	8/19/2021	8/19/2027		4	4	4	0.00
Maverick Acquisition, Inc.	#	(2)(3)	Aerospace & Defense	LIBOR	6.25%	11.09%	6/1/2021	6/1/2027		22	21	18	0.01
Medical Manufacturing Technologies, LLC	#	(2)(3)(8)(9)	Healthcare & Pharmaceuticals	SOFR	5.50%	10.42%	12/23/2021	12/23/2027		4	4	4	0.00
NEFCO Holding Company LLC	#^	(2)(3)(8)(9)	Construction & Building	SOFR	6.50%	11.28%	8/5/2022	8/5/2028		4,108	3,970	3,895	2.82
North Haven Fairway Buyer, LLC	#^	(2)(3)(9)	Consumer Services	SOFR	6.50%	11.37%	5/17/2022	5/17/2028		15,100	14,818	14,631	10.60
North Haven Stallone Buyer, LLC	#	(2)(3)(9)	Consumer Services	SOFR	5.75%	11.57%	10/11/2022	5/24/2027		20	16	17	0.01
Oak Purchaser, Inc.	#^	(2)(3)(9)	Business Services	SOFR	5.50%	10.36%	4/28/2022	4/28/2028		3,932	3,869	3,758	2.72
Oranje Holdco, Inc.	#^	(2)(3)(9)	Business Services	SOFR	7.75%	12.43%	2/1/2023	2/1/2029		8,052	7,828	7,860	5.70
Pestco Intermediate, LLC	^	(2)(3)(8)(9)	Environmental Industries	SOFR	6.75%	11.86%	2/6/2023	2/17/2028		5,560	5,325	5,320	3.86
PF Atlantic Holdco 2, LLC	#	(2)(3)(8)(9)	Leisure Products & Services	SOFR	5.50%	10.74%	11/12/2021	11/12/2027		4	4	4	0.00
Project Castle, Inc.	^	(2)(3)	Capital Equipment	SOFR	5.50%	10.40%	6/24/2022	6/1/2029		995	898	843	0.61
PXO Holdings I Corp.	#	(2)(3)(8)(9)	Chemicals, Plastics & Rubber	SOFR	5.50%	10.44%	3/8/2022	3/8/2028		4	4	4	0.00
QNNECT, LLC	^	(2)(3)(9)	Aerospace & Defense	SOFR	7.00%	11.69%	11/2/2022	11/2/2029		5,342	5,151	5,224	3.79
Quantic Electronics, LLC	#	(2)(3)(8)(9)	Aerospace & Defense	SOFR	6.25%	11.23%	8/17/2021	3/1/2027		7	7	7	0.01
Radwell Parent, LLC	#^	(2)(3)(8)(9)	Wholesale	SOFR	6.75%	11.66%	12/1/2022	4/1/2029		14,059	13,627	13,741	9.96
RSC Acquisition, Inc.	#	(2)(3)(8)(9)	Diversified Financial Services	SOFR	5.50%	10.38%	5/31/2022	11/1/2026		5,433	5,349	5,085	3.68
SCP Eye Care HoldCo, LLC	#^	(2)(3)(8)(9)	Healthcare & Pharmaceuticals	SOFR	5.75%	10.48%	10/7/2022	10/7/2029		7,657	7,354	7,379	5.35
Smarsh Inc.	#	(2)(3)(9)	Software	SOFR	6.50%	11.29%	2/18/2022	2/18/2029		1	1	1	0.00
Spotless Brands, LLC	#^	(2)(3)(8)(9)	Consumer Services	SOFR	6.50%	11.32%	6/21/2022	7/25/2028		14,159	13,894	13,757	9.97
TIBCO Software Inc.	#	(2)(3)	High Tech Industries	SOFR	4.50%	9.50%	9/30/2022	3/31/2029		2,500	2,284	2,267	1.64
The Carlstar Group LLC	#^	(2)(3)(8)(9)	Automotive	SOFR	6.50%	11.34%	7/8/2022	7/8/2027		7,131	6,964	7,053	5.11
Trader Corporation (Canada)	#^	(2)(3)(6)(9)	Automotive	CDOR	6.75%	11.68%	12/22/2022	12/22/2029	C$	12,081	8,652	8,708	6.31

CARLYLE SECURED LENDING III
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of March 31, 2023 (unaudited)
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount**	Amortized Cost (4)	Fair Value (5)	% of Net Assets
Tufin Software North America, Inc.	^	(2)(3)(8)(9)	Software	SOFR	7.69%	12.44%	8/17/2022	8/17/2028	$7,260	$7,121	$7,077	5.13%
USALCO, LLC	#	(2)(3)	Chemicals, Plastics & Rubber	LIBOR	6.00%	11.16%	10/19/2021	10/19/2027	5	5	5	—
USR Parent Inc.	^	(2)(3)	Retail	SOFR	7.60%	12.27%	4/22/2022	4/25/2027	4,111	4,076	3,978	2.88
Wineshipping.com LLC	#	(2)(3)(8)(9)	Beverage & Food	SOFR	5.75%	10.77%	10/29/2021	10/29/2027	4	4	4	—
Yellowstone Buyer Acquisition, LLC	#	(2)(3)	Consumer Goods: Durable	LIBOR	5.75%	10.57%	9/13/2021	9/13/2027	2	2	2	—
First Lien Debt Total										$235,401	$234,348	169.79%
Second Lien Debt (0.0% of fair value)
11852604 Canada Inc. (Canada)	#	(2)(3)(6)	Healthcare & Pharmaceuticals	LIBOR	9.50% (100% PIK)	13.17%	9/30/2021	9/30/2028	$4	$4	$4	0.00%
AP Plastics Acquisition Holdings, LLC	#	(2)(3)	Chemicals, Plastics & Rubber	LIBOR	7.50%	12.28%	8/10/2021	8/10/2029	10	10	10	0.01
Blackbird Purchaser, Inc.	#	(2)(3)(8)(9)	Capital Equipment	SOFR	7.50%	12.41%	12/14/2021	4/8/2027	2	2	2	0.00
Second Lien Debt Total										$16	$16	0.01%

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
Equity Investments (1.3% of fair value)
Blackbird Holdco, Inc.	#	(7)	Capital Equipment	12/14/2021	—	$2	$2	0.00%
Buckeye Parent, LLC	#	(7)	Automotive	12/22/2021	—	—	—	0.00
GB Vino Parent, L.P.	#	(7)	Beverage & Food	10/29/2021	—	—	—	0.00
NearU Holdings LLC	#	(7)	Consumer Services	8/16/2022	5	494	494	0.36
NEFCO Holding Company LLC	#	(7)	Construction & Building	8/5/2022	—	152	152	0.11
Pascal Ultimate Holdings, L.P	#	(7)	Capital Equipment	7/21/2021	—	—	—	0.00
Picard Parent, Inc.	#	(7)	High Tech Industries	9/30/2022	2	2,219	2,230	1.62
Profile Holdings I, LP	#	(7)	Chemicals, Plastics & Rubber	3/8/2022	—	—	—	0.00
Talon MidCo 1 Limited	#	(7)	Software	8/17/2022	19,417	194	230	0.17
Equity Investments Total						$3,061	$3,108	2.26%
Total investments—non-controlled/non-affiliated						$238,478	$237,472	172.06%
Total investments						$238,478	$237,472	172.06%

# Denotes that all or a portion of the assets are owned by Carlyle Secured Lending III (together with its consolidated subsidiary, "we," "us," "our," "CSL III," or the "Company"). The Company has entered into a senior secured revolving credit facility (the "Subscription Facility"). The lenders of the Subscription Facility have a first lien security interest in substantially all of the portfolio investments held by the Company (see

CARLYLE SECURED LENDING III
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of March 31, 2023 (unaudited)
(dollar amounts in thousands)

Note 5, Borrowings, to these unaudited consolidated financial statements). Accordingly, such assets are not available to creditors of the Company's wholly owned subsidiary, Carlyle Secured Lending III SPV, L.L.C. (the "SPV").
^ Denotes that all or a portion of the assets are owned by the Company’s wholly owned subsidiary, the SPV. The SPV has entered into a senior secured revolving credit facility (as amended, the “SPV Credit Facility” and, together with the Subscription Facility, the “Credit Facilities”). The lenders of the SPV Credit Facility have a first lien security interest in substantially all of the assets of the SPV (see Note 5, Borrowings). Accordingly, such assets are not available to creditors of the Company.
** Par amount is denominated in USD (“$”) unless otherwise noted, as denominated in Euro (“€”), Canadian Dollar (“C$”), or British Pound (“£”).

(1)    Unless otherwise indicated, issuers of debt and equity investments held by the Company are domiciled in the United States. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of March 31, 2023, the Company does not “control” any of these portfolio companies. Under the Investment Company Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of March 31, 2023, the Company is not an “affiliated person” of any of these portfolio companies. Certain portfolio company investments are subject to contractual restrictions on sales.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR, the Secured Overnight Financing Rate (“SOFR”) or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of March 31, 2023. As of March 31, 2023, the reference rates for our variable rate loans were the 30-day LIBOR at 4.86%, the 90-day LIBOR at 5.19%, the 180-day LIBOR at 5.31%, the 30-day SOFR at 4.80%, the 90-day SOFR at 4.91%, the 180-day SOFR at 4.90%, the daily SONIA at 4.18%, the 90-day EURIBOR at 3.04% and the 30-day CDOR at 5.03% .
(3)Loan includes interest rate floor feature, which is generally 1.00%.
(4)Amortized cost represents original cost, including origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion/amortization of discounts/premiums, as applicable, on debt investments using the effective interest method.
(5)Fair value is determined in good faith by CSL III Advisor, LLC, the Company’s investment adviser, as the valuation designee pursuant to Rule 2a-5 under the Investment Company Act (see Note 2, Significant Accounting Policies, and Note 3, Fair Value Measurements, to these unaudited consolidated financial statements), pursuant to the Company’s valuation policy. The fair value of all first lien and second lien debt investments and equity investments was determined using significant unobservable inputs.
(6)The Company has determined the indicated investments are non-qualifying assets under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.
(7)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act, unless otherwise noted. As of March 31, 2023, the aggregate fair value of these securities is $3,108, or 2.26% of the Company's net assets.
(8)Loans include a credit spread adjustment that ranges from 0.10% to 0.25%.
(9)As of March 31, 2023, the Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans:

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount**	Fair Value
First and Second Lien Debt—unfunded delayed draw and revolving term loans commitments
ADPD Holdings, LLC	Delayed Draw	0.50%	$98	$(2)
ADPD Holdings, LLC	Delayed Draw	0.50	6,264	(111)
ADPD Holdings, LLC	Revolver	0.50	828	(15)
Alpine Acquisition Corp II	Revolver	0.50	1,551	(57)
Apex Companies Holdings, LLC	Delayed Draw	1.00	2,305	(67)
Ascend Buyer, LLC	Revolver	0.50	0	0
Associations, Inc.	Delayed Draw	1.00	4,253	(87)
Associations, Inc.	Revolver	0.50	1	0
Atlas AU Bidco Pty Ltd (Australia)	Revolver	0.50	67	(1)
Avalara, Inc.	Revolver	0.50	1,350	(19)
Blackbird Purchaser, Inc.	Delayed Draw	1.00	1	0
BlueCat Networks, Inc. (Canada)	Delayed Draw	0.50	62	(1)
BlueCat Networks, Inc. (Canada)	Delayed Draw	0.50	4,556	(92)

CARLYLE SECURED LENDING III
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of March 31, 2023 (unaudited)
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount**	Fair Value
CD&R Madison Parent Ltd (United Kingdom)	Delayed Draw	1.50%	£542	$(13)
Celerion Buyer, Inc.	Delayed Draw	1.00	499	(10)
Celerion Buyer, Inc.	Revolver	0.50	249	(5)
Coupa Holdings, LLC	Delayed Draw	1.00	193	(5)
Coupa Holdings, LLC	Revolver	0.50	148	(4)
CPI Intermediate Holdings, Inc.	Delayed Draw	1.00	2,782	(63)
CST Holding Company	Revolver	0.50	423	(10)
Denali Midco 2, LLC	Delayed Draw	1.00	4,300	(163)
Dwyer Instruments, Inc.	Delayed Draw	1.00	5,946	(56)
Dwyer Instruments, Inc.	Revolver	0.50	659	(6)
Eliassen Group, LLC	Delayed Draw	1.00	3,741	(30)
Ellkay, LLC	Revolver	0.50	0	0
Excel Fitness Holdings, Inc.	Revolver	0.50	245	(10)
Excelitas Technologies Corp.	Delayed Draw	0.50	1,517	(45)
Excelitas Technologies Corp.	Revolver	0.50	673	(20)
FPG Intermediate Holdco, LLC	Delayed Draw	1.00	12,317	(497)
Hercules Borrower LLC	Delayed Draw	1.00	1	0
Hoosier Intermediate, LLC	Revolver	0.50	1	0
HS Spa Holdings Inc.	Revolver	0.50	124	(2)
IQN Holding Corp.	Delayed Draw	1.00	2,976	(20)
IQN Holding Corp.	Revolver	0.50	489	(3)
Jeg's Automotive, LLC	Delayed Draw	1.00	1	0
Kaseya, Inc.	Delayed Draw	0.50	4,485	(115)
Kaseya, Inc.	Revolver	0.50	514	(13)
LVF Holdings, Inc.	Delayed Draw	1.00	2	0
LVF Holdings, Inc.	Revolver	0.50	1	0
Material Holdings, LLC	Delayed Draw	—	4	0
Medical Manufacturing Technologies, LLC	Delayed Draw	1.00	0	0
Medical Manufacturing Technologies, LLC	Revolver	0.50	0	0
NEFCO Holding Company LLC	Delayed Draw	1.00	2,903	(81)
NEFCO Holding Company LLC	Revolver	0.50	628	(17)
North Haven Fairway Buyer, LLC	Revolver	0.50	923	(27)
North Haven Stallone Buyer, LLC	Delayed Draw	1.00	180	(3)
Oak Purchaser, Inc.	Delayed Draw	0.50	2,793	(67)
Oak Purchaser, Inc.	Revolver	0.50	584	(14)
Oranje Holdco, Inc.	Revolver	0.50	1,006	(21)

CARLYLE SECURED LENDING III
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of March 31, 2023 (unaudited)
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount**		Fair Value
PESTCO Intermediate, LLC	Delayed Draw	2.00%		$2,081	$(62)
PESTCO Intermediate, LLC	Revolver	0.50		357	(11)
PF Atlantic Holdco 2, LLC	Delayed Draw	1.00		1	0
PF Atlantic Holdco 2, LLC	Revolver	0.50		0	0
PXO Holdings I Corp.	Delayed Draw	1.00		0	0
PXO Holdings I Corp.	Revolver	0.50		0	0
QNNECT, LLC	Delayed Draw	1.00		1,325	(23)
Quantic Electronics, LLC	Delayed Draw	1.00		3	0
Radwell Parent, LLC	Revolver	0.38		907	(19)
RSC Acquisition, Inc.	Delayed Draw	1.00		4,866	(165)
SCP Eye Care HoldCo, LLC	Delayed Draw	1.00		2,352	(61)
SCP Eye Care HoldCo, LLC	Revolver	0.50		696	(18)
Smarsh Inc.	Delayed Draw	1.00		0	0
Smarsh Inc.	Revolver	0.50		0	0
Spotless Brands, LLC	Revolver	0.50		366	(10)
The Carlstar Group LLC	Revolver	0.50		1,829	(16)
Trader Corporation (Canada)	Revolver	0.50	C$	906	(28)
Tufin Software North America, Inc.	Delayed Draw	—		51	(1)
Tufin Software North America, Inc.	Revolver	0.50		357	(9)
Wineshipping.com LLC	Delayed Draw	1.00		0	0
Wineshipping.com LLC	Revolver	0.50		0	0
Total unfunded commitments				$89,173	$(2,195)

As of March 31, 2023, investments at amortized cost and fair value consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value
First Lien Debt	$235,401	$234,348	98.7%
Second Lien Debt	16	16	—
Equity Investments	3,061	3,108	1.3
Total	$238,478	$237,472	100.0%

CARLYLE SECURED LENDING III
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of March 31, 2023 (unaudited)
(dollar amounts in thousands)

The rate type of debt investments at amortized cost and fair value as of March 31, 2023 was as follows:

Rate Type	Amortized Cost	Fair Value	% of Fair Value of First and Second Lien Debt
Floating Rate	$235,417	$234,364	100.0%
Fixed Rate	—	—	—
Total	$235,417	$234,364	100.0%

The industry composition of investments at amortized cost and fair value as of March 31, 2023 was as follows:

Industry	Amortized Cost	Fair Value	% of Fair Value
Aerospace & Defense	$5,179	$5,249	2.2%
Automotive	15,620	15,765	6.6
Beverage & Food	24	23	—
Business Services	26,028	26,139	10.9
Capital Equipment	13,905	13,943	5.9
Chemicals, Plastics & Rubber	19	19	—
Construction & Building	5,622	5,478	2.3
Consumer Goods: Durable	2	2	—
Consumer Goods: Non-Durable	4,864	4,885	2.1
Consumer Services	42,220	41,509	17.5
Containers, Packaging & Glass	14,440	14,465	6.1
Diversified Financial Services	18,498	18,372	7.7
Environmental Industries	15,004	14,978	6.3
Healthcare & Pharmaceuticals	10,423	10,462	4.4
High Tech Industries	12,316	12,252	5.2
Leisure Products & Services	4,404	4,301	1.8
Retail	4,076	3,978	1.7
Software	9,414	9,405	4.0
Sovereign & Public Finance	78	78	—
Telecommunications	11,378	11,288	4.8
Transportation: Cargo	8,517	8,305	3.5
Wholesale	16,447	16,576	7.0
Total	$238,478	$237,472	100.0%

CARLYLE SECURED LENDING III
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of March 31, 2023 (unaudited)
(dollar amounts in thousands)

The geographical composition of investments at amortized cost and fair value as of March 31, 2023 was as follows:

Geography	Amortized Cost	Fair Value	% of Fair Value
Australia	$700	$709	0.3%
Canada	14,883	14,918	6.3
United Kingdom	4,049	4,167	1.8
United States	218,846	217,678	91.6
Total	$238,478	$237,472	100.0%
The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE SECURED LENDING III
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2022
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount**	Amortized Cost (4)	Fair Value (5)	% of Net Assets
First Lien Debt (98.5% of fair value)
ADPD Holdings, LLC	#^	(2)(3)(9)(10)	Consumer Services	SOFR	6.00%	10.37%	8/16/2022	8/15/2028	$7,108	$6,833	$6,750	6.15%
Alpine Acquisition Corp II	^	(2)(3)(9)(10)	Transportation: Cargo	SOFR	5.50%	9.76%	4/19/2022	11/30/2026	8,534	8,356	8,154	7.44
Ascend Buyer, LLC	#^	(2)(3)(9)(10)	Containers, Packaging & Glass	SOFR	6.25%	10.67%	9/30/2021	9/30/2028	14,898	14,463	14,636	13.35
Associations, Inc.	#	(2)(3)(10)	Construction & Building	SOFR	4.00%, 2.50% PIK	11.04%	7/2/2021	7/2/2027	443	391	271	0.24
Atlas AU Bidco Pty Ltd (Australia)	#	(2)(3)(6)(10)	High Tech Industries	SOFR	7.25%	11.48%	12/15/2022	12/12/2029	723	699	699	0.64
Avalara, Inc.	^	(2)(3)(10)	Diversified Financial Services	SOFR	7.25%	11.83%	10/19/2022	10/19/2028	13,500	13,138	13,051	11.90
BlueCat Networks, Inc. (Canada)	#	(2)(3)(6)(10)	High Tech Industries	SOFR	4.00%, 2.00% PIK	10.46%	8/8/2022	8/8/2028	6,413	6,205	6,106	5.57
Bradyifs Holdings, LLC	#	(2)(3)(9)	Wholesale	SOFR	6.25%	10.83%	1/6/2022	11/22/2025	5	5	5	0.00
Bradyifs Holdings, LLC	^	(2)(3)(9)	Wholesale	SOFR	6.75%	11.41%	12/21/2022	11/22/2025	2,880	2,822	2,822	2.57
Celerion Buyer, Inc.	^	(2)(3)(10)	Healthcare & Pharmaceuticals	SOFR	6.50%	10.64%	11/3/2022	11/3/2029	3,152	3,056	3,054	2.79
CPI Intermediate Holdings, Inc.	^	(2)(3)(10)	Telecommunications	SOFR	5.50%	9.68%	10/6/2022	10/6/2029	11,617	11,371	11,328	10.33
CST Holding Company	^	(2)(3)(9)(10)	Consumer Goods: Non-Durable	SOFR	6.75%	10.97%	11/1/2022	11/1/2028	5,031	4,871	4,868	4.44
DCA Investment Holding LLC	#	(2)(3)(10)	Healthcare & Pharmaceuticals	SOFR	6.41%	10.46%	2/25/2022	4/3/2028	2	2	2	0.00
Denali Midco 2, LLC	#^	(2)(3)(9)(10)	Consumer Services	SOFR	6.50%	10.92%	9/15/2022	12/22/2027	3,994	3,709	3,613	3.29
Dwyer Instruments, Inc.	#^	(2)(3)(10)	Capital Equipment	LIBOR	6.00%	10.74%	7/21/2021	7/21/2027	8,090	7,833	7,863	7.17
Eliassen Group, LLC	#^	(2)(3)(10)	Business Services	SOFR	5.50%	10.07%	4/14/2022	4/14/2028	8,085	7,926	7,947	7.25
Ellkay, LLC	#	(2)(3)(10)	Healthcare & Pharmaceuticals	LIBOR	6.25%	11.00%	9/14/2021	9/14/2027	3	3	3	0.00
Excel Fitness Holdings, Inc.	^	(2)(3)(9)(10)	Leisure Products & Services	SOFR	5.25%	10.25%	4/29/2022	4/29/2029	4,447	4,360	4,229	3.86
Excelitas Technologies Corp.	#	(2)(3)(9)(10)	Capital Equipment	SOFR	5.75%	10.12%	8/12/2022	8/12/2029	3,414	3,296	3,186	2.90
Excelitas Technologies Corp.	#	(2)	Capital Equipment	EURIBOR	5.75%	7.55%	8/12/2022	8/12/2029	€1,190	1,198	1,229	1.11
FPG Intermediate Holdco, LLC	#	(2)(3)(9)(10)	Consumer Services	SOFR	6.50%	10.92%	8/5/2022	3/5/2027	43	(183)	(498)	(0.45)
Guidehouse LLP	#	(2)(3)	Sovereign & Public Finance	LIBOR	6.25%	10.63%	9/30/2022	10/16/2028	79	78	78	0.07
Hercules Borrower LLC	#	(2)(3)(10)	Environmental Industries	LIBOR	5.50%	9.75%	9/10/2021	12/14/2026	1	1	1	0.00
Hoosier Intermediate, LLC	#	(2)(3)(10)	Healthcare & Pharmaceuticals	LIBOR	5.50%	10.11%	11/15/2021	11/15/2028	4	4	4	0.00
HS Spa Holdings Inc.	^	(2)(3)(10)	Consumer Services	SOFR	5.75%	10.45%	6/2/2022	6/2/2029	860	842	834	0.76

CARLYLE SECURED LENDING III
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2022
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount**		Amortized Cost (4)	Fair Value (5)	% of Net Assets
IQN Holding Corp.	^	(2)(3)(10)	Business Services	SOFR	5.25%	9.64%	5/2/2022	5/2/2029		$2,424	$2,370	$2,332	2.13%
Jeg's Automotive, LLC	#	(2)(3)(10)	Automotive	LIBOR	6.00%	10.75%	12/22/2021	12/22/2027		4	4	4	0.00
Kaseya, Inc.	#	(2)(3)(10)	High Tech Industries	SOFR	5.75%	10.33%	6/23/2022	6/23/2029		994	882	819	0.75
LinQuest Corporation	#	(2)(3)(10)	Aerospace & Defense	LIBOR	5.75%	9.10%	7/28/2021	7/28/2028		—	—	—	0.00
LVF Holdings, Inc.	#	(2)(3)(10)	Beverage & Food	LIBOR	6.25%	10.98%	6/10/2021	6/10/2027		21	20	19	0.02
Material Holdings, LLC	#	(2)(3)(10)	Business Services	SOFR	6.00%	10.67%	8/19/2021	8/19/2027		4	4	4	0.00
Maverick Acquisition, Inc.	#	(2)(3)	Aerospace & Defense	LIBOR	6.25%	10.98%	6/1/2021	6/1/2027		22	21	18	0.01
Medical Manufacturing Technologies, LLC	#	(2)(3)(9)(10)	Healthcare & Pharmaceuticals	SOFR	5.50%	10.18%	12/23/2021	12/23/2027		4	4	4	0.00
NEFCO Holding Company LLC	#^	(2)(3)(9)(10)	Construction & Building	SOFR	6.50%	10.95%	8/5/2022	8/5/2028		3,611	3,467	3,462	3.16
North Haven Fairway Buyer, LLC	#^	(2)(3)(10)	Consumer Services	SOFR	6.50%	11.08%	5/17/2022	5/17/2028		15,132	14,840	14,844	13.53
North Haven Stallone Buyer, LLC	#	(2)(3)(10)	Consumer Services	SOFR	5.75%	10.34%	10/11/2022	5/24/2027		—	(4)	(4)	0.00
Oak Purchaser, Inc.	#^	(2)(3)(10)	Business Services	SOFR	5.50%	9.48%	4/28/2022	4/28/2028		3,763	3,697	3,592	3.27
PF Atlantic Holdco 2, LLC	#	(2)(3)(10)	Leisure Products & Services	LIBOR	5.50%	10.25%	11/12/2021	11/12/2027		4	4	4	0.00
Project Castle, Inc.	^	(2)(3)	Capital Equipment	SOFR	5.50%	10.08%	6/24/2022	6/1/2029		997	898	802	0.73
PXO Holdings I Corp.	#	(2)(3)(9)(10)	Chemicals, Plastics & Rubber	SOFR	5.50%	9.05%	3/8/2022	3/8/2028		4	4	4	0.00
QNNECT, LLC	^	(2)(3)(10)	Aerospace & Defense	SOFR	7.00%	11.11%	11/2/2022	11/2/2029		5,281	5,085	5,081	4.63
Quantic Electronics, LLC	#	(2)(3)(10)	Aerospace & Defense	LIBOR	6.25%	10.95%	8/17/2021	3/1/2027		7	7	7	0.01
Radwell Parent, LLC	#^	(2)(3)(9)(10)	Wholesale	SOFR	6.75%	11.33%	12/1/2022	4/1/2029		13,953	13,508	13,503	12.31
RSC Acquisition, Inc.	#	(2)(3)(9)(10)	Diversified Financial Services	SOFR	5.50%	9.83%	5/31/2022	11/1/2026		3,018	2,928	2,551	2.33
SCP Eye Care HoldCo, LLC	#^	(2)(3)(9)(10)	Healthcare & Pharmaceuticals	SOFR	5.75%	9.47%	10/7/2022	10/7/2029		7,337	7,024	7,075	6.45
Smarsh Inc.	#	(2)(3)(10)	Software	SOFR	6.50%	11.29%	2/18/2022	2/18/2029		1	1	1	0.00
Spotless Brands, LLC	#^	(2)(3)(9)(10)	Consumer Services	SOFR	6.50%	10.80%	6/21/2022	7/25/2028		14,119	13,846	13,680	12.47
TIBCO Software Inc.	#	(2)(3)	High Tech Industries	SOFR	4.50%	9.18%	9/30/2022	3/31/2029		2,500	2,278	2,228	2.03
The Carlstar Group LLC	#^	(2)(3)(9)(10)	Automotive	SOFR	6.50%	10.92%	7/8/2022	7/8/2027		7,223	7,045	7,105	6.48
Trader Corporation (Canada)	#^	(2)(3)(6)(10)	Automotive	CDOR	6.75%	11.61%	12/22/2022	12/22/2029	C$	12,081	8,643	8,683	7.92
Trafigura Trading LLC	#	(2)(3)(8)(9)(10)	Metals & Mining	SOFR	8.35%	12.89%	7/26/2021	1/13/2023		3	2	3	0.00

CARLYLE SECURED LENDING III
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2022
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount**	Amortized Cost (4)	Fair Value (5)	% of Net Assets
Tufin Software North America, Inc.	^	(2)(3)(9)(10)	Software	SOFR	7.69%	12.01%	8/17/2022	8/17/2028	$7,211	$7,067	$6,977	6.36%
USALCO, LLC	#	(2)(3)	Chemicals, Plastics & Rubber	LIBOR	6.00%	10.73%	10/19/2021	10/19/2027	5	5	5	0.00
USR Parent Inc.	^	(2)(3)	Retail	SOFR	7.60%	11.72%	4/22/2022	4/25/2027	4,222	4,185	4,025	3.67
Wineshipping.com LLC	#	(2)(3)(10)	Beverage & Food	LIBOR	5.75%	10.15%	10/29/2021	10/29/2027	4	4	3	0.00
Yellowstone Buyer Acquisition, LLC	#	(2)(3)	Consumer Goods: Durable	LIBOR	5.75%	10.07%	9/13/2021	9/13/2027	2	2	2	0.00
First Lien Debt Total										$199,120	$197,068	179.64%

Second Lien Debt (0.0% of fair value)
11852604 Canada Inc. (Canada)	#	(2)(3)(6)	Healthcare & Pharmaceuticals	LIBOR	9.50% (100% PIK)	13.70%	9/30/2021	9/30/2028	$4	$4	$4	0.00%
AP Plastics Acquisition Holdings, LLC	#	(2)(3)	Chemicals, Plastics & Rubber	LIBOR	7.50%	11.85%	8/10/2021	8/10/2029	10	10	9	0.01
Blackbird Purchaser, Inc.	#	(2)(3)(10)	Capital Equipment	LIBOR	7.50%	11.88%	12/14/2021	4/8/2027	2	2	2	0.00
Second Lien Debt Total										$16	$15	0.01%

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
Equity Investments (1.5% of fair value)
Blackbird Holdco, Inc.	#	(7)	Capital Equipment	12/14/2021	0	$2	$2	0.00%
Buckeye Parent, LLC	#	(7)	Automotive	12/22/2021	0	0	0	0.00
GB Vino Parent, L.P.	#	(7)	Beverage & Food	10/29/2021	0	0	0	0.00
NearU Holdings LLC	#	(7)	Consumer Services	8/16/2022	5	494	494	0.45
NEFCO Holding Company LLC	#	(7)	Construction & Building	8/5/2022	0	157	157	0.14
Pascal Ultimate Holdings, L.P	#	(7)	Capital Equipment	7/21/2021	0	0	0	0.00
Picard Parent, Inc.	#	(7)	High Tech Industries	9/30/2022	3	2,132	2,130	1.94
Profile Holdings I, LP	#	(7)	Chemicals, Plastics & Rubber	3/8/2022	0	0	0	0.00
Talon MidCo 1 Limited	#	(7)	Software	8/17/2022	19,417	194	215	0.20
Equity Investments Total						$2,979	$2,998	2.73%
Total investments—non-controlled/non-affiliated						$202,115	$200,081	182.38%
Total investments						$202,115	$200,081	182.38%
# Denotes that all or a portion of the assets are owned by Carlyle Secured Lending III (together with its consolidated subsidiary, "we," "us," "our," "CSL III," or the "Company"). The Company has entered into a senior secured revolving credit facility (the "Subscription Facility"). The lenders of the Subscription Facility have a first lien security interest in substantially all of the portfolio investments held by the Company (see

CARLYLE SECURED LENDING III
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2022
(dollar amounts in thousands)
Note 5, Borrowings, to these unaudited consolidated financial statements). Accordingly, such assets are not available to creditors of the Company's wholly owned subsidiary, Carlyle Secured Lending III SPV, L.L.C. (the "SPV").
^ Denotes that all or a portion of the assets are owned by the Company’s wholly owned subsidiary, the SPV. The SPV has entered into a senior secured revolving credit facility (the “SPV Credit Facility” and, together with the Subscription Facility, the “Credit Facilities”). The lenders of the SPV Credit Facility have a first lien security interest in substantially all of the assets of the SPV (see Note 5, Borrowings). Accordingly, such assets are not available to creditors of the Company.
** Par amount is denominated in USD (“$”) unless otherwise noted, as denominated in Euro (“€”) or Canadian Dollar (“C$”).

(1)    Unless otherwise indicated, issuers of debt and equity investments held by the Company are domiciled in the United States. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of December 31, 2022, the Company does not “control” any of these portfolio companies. Under the Investment Company Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of December 31, 2022, the Company is not an “affiliated person” of any of these portfolio companies. Certain portfolio company investments are subject to contractual restrictions on sales.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of December 31, 2022. As of December 31, 2022, the reference rates for all LIBOR loans were the 30-day LIBOR at 4.39%, the 90-day LIBOR at 4.77% and the 180-day LIBOR at 5.14%, the 30-day SOFR at 4.36%, and the 90-day SOFR at 4.59%.
(3)Loan includes interest rate floor feature, generally 1.00%.
(4)Amortized cost represents original cost, including origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion/amortization of discounts/premiums, as applicable, on debt investments using the effective interest method.
(5)Fair value is determined in good faith by CSL III Advisor, LLC, the Company’s investment adviser, as the valuation designee pursuant to Rule 2a-5 under the Investment Company Act (see Note 2, Significant Accounting Policies, and Note 3, Fair Value Measurements, to these unaudited consolidated financial statements), pursuant to the Company’s valuation policy. The fair value of all first lien and second lien debt investments and equity investments was determined using significant unobservable inputs.
(6)The Company has determined the indicated investments are non-qualifying assets under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.
(7)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act, unless otherwise noted. As of December 31, 2022, the aggregate fair value of these securities is $2,998, or 2.73% of the Company’s net assets.
(8)The investment is secured by receivables purchased from the portfolio company, with an implied discount of 12.89%. The investment was made via a tranched participation arrangement between the purchaser of such receivables and the Company. The investment has a secondary priority behind the rights of such purchaser.
(9)Loans include a credit spread adjustment that ranges from 0.10% to 0.26%.
(10)As of December 31, 2022, the Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans:

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount	Fair Value
First and Second Lien Debt—unfunded delayed draw and revolving term loans commitments
ADPD Holdings, LLC	Delayed Draw	0.50%	$209	$(5)
ADPD Holdings, LLC	Delayed Draw	0.50	98	(2)
ADPD Holdings, LLC	Delayed Draw	0.50	6,264	(155)
ADPD Holdings, LLC	Revolver	0.50	828	(20)
Alpine Acquisition Corp II	Revolver	0.50	1,724	(64)
Ascend Buyer, LLC	Revolver	0.50	0	(0)
Associations, Inc.	Delayed Draw	1.00	5,356	(159)
Associations, Inc.	Revolver	0.50	1	(0)
Atlas AU Bidco Pty Ltd (Australia)	Revolver	0.50	67	(2)
Avalara, Inc.	Revolver	0.50	1,350	(41)
Blackbird Purchaser, Inc.	Delayed Draw	1.00	1	(0)
BlueCat Networks, Inc. (Canada)	Delayed Draw	0.50	62	(2)
BlueCat Networks, Inc. (Canada)	Delayed Draw	0.50	4,556	(127)

CARLYLE SECURED LENDING III
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2022
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount	Fair Value
Celerion Buyer, Inc.	Delayed Draw	1.00%	$499	$(12)
Celerion Buyer, Inc.	Revolver	0.50	249	(6)
CPI Intermediate Holdings, Inc.	Delayed Draw	—	2,782	(56)
CST Holding Company	Revolver	0.50	423	(13)
DCA Investment Holding LLC	Delayed Draw	1.00	0	(0)
Denali Midco 2, LLC	Delayed Draw	1.00	6,000	(228)
Dwyer Instruments, Inc.	Delayed Draw	1.00	5,946	(91)
Dwyer Instruments, Inc.	Revolver	0.50	715	(11)
Eliassen Group, LLC	Delayed Draw	1.00	3,741	(43)
Ellkay, LLC	Revolver	0.50	0	(0)
Excel Fitness Holdings, Inc.	Revolver	0.50	292	(13)
Excelitas Technologies Corp.	Delayed Draw	0.50	2,334	(86)
Excelitas Technologies Corp.	Revolver	0.50	480	(18)
FPG Intermediate Holdco, LLC	Delayed Draw	1.00	12,317	(539)
Hercules Borrower LLC	Delayed Draw	1.00	1	(0)
Hoosier Intermediate, LLC	Revolver	0.50	1	(0)
HS Spa Holdings Inc.	Revolver	0.50	124	(3)
IQN Holding Corp.	Delayed Draw	1.00	2,976	(46)
IQN Holding Corp.	Revolver	0.50	489	(8)
Jeg's Automotive, LLC	Delayed Draw	1.00	1	(0)
Kaseya, Inc.	Delayed Draw	0.50	4,485	(131)
Kaseya, Inc.	Revolver	0.50	514	(15)
LinQuest Corporation	Delayed Draw	1.00	10,000	—
LVF Holdings, Inc.	Delayed Draw	1.00	2	(0)
LVF Holdings, Inc.	Revolver	0.50	0	(0)
Material Holdings, LLC	Delayed Draw	—	4	(0)
Medical Manufacturing Technologies, LLC	Delayed Draw	1.00	0	(0)
Medical Manufacturing Technologies, LLC	Revolver	0.50	0	(0)
NEFCO Holding Company LLC	Delayed Draw	1.00	2,988	(58)
NEFCO Holding Company LLC	Delayed Draw	1.00	41	(1)
NEFCO Holding Company LLC	Revolver	0.50	1,018	(20)
North Haven Fairway Buyer, LLC	Revolver	0.50	923	(17)
North Haven Stallone Buyer, LLC	Delayed Draw	1.00	200	(4)
Oak Purchaser, Inc.	Delayed Draw	0.50	2,963	(69)
Oak Purchaser, Inc.	Revolver	0.50	584	(14)
PF Atlantic Holdco 2, LLC	Delayed Draw	1.00	1	(0)
PF Atlantic Holdco 2, LLC	Revolver	0.50	0	(0)

CARLYLE SECURED LENDING III
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2022
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount		Fair Value
PXO Holdings I Corp.	Delayed Draw	1.00%		$0	$(0)
PXO Holdings I Corp.	Revolver	0.50		0	(0)
QNNECT, LLC	Delayed Draw	1.00		1,386	(42)
Quantic Electronics, LLC	Delayed Draw	1.00		3	(0)
Radwell Parent, LLC	Revolver	0.38		1,047	(31)
RSC Acquisition, Inc.	Delayed Draw	1.00		7,293	(331)
SCP Eye Care HoldCo, LLC	Delayed Draw	1.00		2,352	(57)
SCP Eye Care HoldCo, LLC	Revolver	0.50		1,035	(25)
Smarsh Inc.	Delayed Draw	1.00		0	(0)
Smarsh Inc.	Revolver	0.50		0	(0)
Spotless Brands, LLC	Revolver	0.50		457	(14)
The Carlstar Group LLC	Revolver	0.50		1,829	(24)
Trader Corporation (Canada)	Revolver	0.50	C$	906	(31)
Trafigura Trading LLC	Revolver	0.50		0	(0)
Tufin Software North America, Inc.	Delayed Draw	—		31	(1)
Tufin Software North America, Inc.	Revolver	0.50		357	(11)
Wineshipping.com LLC	Delayed Draw	1.00		0	(0)
Wineshipping.com LLC	Revolver	0.50		0	(0)
Total unfunded commitments				$100,069	$(2,646)

As of December 31, 2022, investments at amortized cost and fair value consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value
First Lien Debt	$199,120	$197,068	98.5%
Second Lien Debt	16	15	—
Equity Investments	2,979	2,998	1.5
Total	$202,115	$200,081	100.0%

CARLYLE SECURED LENDING III
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2022
(dollar amounts in thousands)
The rate type of debt investments at amortized cost and fair value as of December 31, 2022 was as follows:

Rate Type	Amortized Cost	Fair Value	% of Fair Value of First and Second Lien Debt
Floating Rate	$199,136	$197,083	100.0%
Fixed Rate	—	—	—
Total	$199,136	$197,083	100.0%
The industry composition of investments at amortized cost and fair value as of December 31, 2022 was as follows:

Industry	Amortized Cost	Fair Value	% of Fair Value
Aerospace & Defense	$5,113	$5,106	2.6%
Automotive	15,692	15,792	7.9
Beverage & Food	24	23	—
Business Services	13,997	13,875	6.9
Capital Equipment	13,229	13,083	6.6
Chemicals, Plastics & Rubber	19	19	—
Construction & Building	4,014	3,890	1.9
Consumer Goods: Durable	2	2	—
Consumer Goods: Non-Durable	4,871	4,868	2.4
Consumer Services	40,378	39,712	19.8
Containers, Packaging & Glass	14,463	14,636	7.3
Diversified Financial Services	16,067	15,602	7.8
Environmental Industries	1	1	—
Healthcare & Pharmaceuticals	10,097	10,146	5.1
High Tech Industries	12,195	11,982	6.0
Leisure Products & Services	4,364	4,233	2.1
Metals & Mining	2	3	—
Retail	4,185	4,025	2.0
Software	7,262	7,192	3.6
Sovereign & Public Finance	78	78	—
Telecommunications	11,371	11,328	5.7
Transportation: Cargo	8,356	8,154	4.1
Wholesale	16,335	16,331	8.2
Total	$202,115	$200,081	100.0%

CARLYLE SECURED LENDING III
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2022
(dollar amounts in thousands)
The geographical composition of investments at amortized cost and fair value as of December 31, 2022 was as follows:

Geography	Amortized Cost	Fair Value	% of Fair Value
Australia	$699	$699	0.3%
Canada	14,851	14,793	7.4
United States	186,565	184,589	92.3
Total	$202,115	$200,081	100.0%

The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE SECURED LENDING III
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
As of March 31, 2023
(dollar amounts in thousands, except per share data)
1. ORGANIZATION
Carlyle Secured Lending III (together with its consolidated subsidiary, the “Company” or “CSL III”) is a Delaware statutory trust formed on February 8, 2021 and structured as an externally managed, non-diversified closed-end investment company. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”). In addition, the Company intends to elect to be treated, and to comply with the requirements to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (together with the rules and regulations promulgated thereunder, the “Code”) beginning with the year ending December 31, 2022 as well as maintain such election in future taxable years. However, there is no guarantee that the Company will qualify to make such an election for any taxable year. For the initial tax year ended December 31, 2021, the Company was taxed as a regular C Corporation.
The Company’s investment objective is to generate current income and, to a lesser extent, capital appreciation primarily through assembling a portfolio of secured debt investments with favorable risk-adjusted returns. The Company’s investment strategy seeks to extract enhanced yield from a directly originated, and defensively constructed, portfolio of credit investments. The strategy’s core focus is U.S. middle market cash flow finance, principally in companies supported by financial sponsors. This core strategy is opportunistically supplemented with differentiated and complementary lending and investing strategies, which take advantage of the broad capabilities of Carlyle’s Global Credit platform while offering risk diversifying portfolio benefits. In describing the Company’s business, the Company uses the term “middle market” to refer generally to companies with approximately $25 million to $100 million of earnings before interest, taxes, depreciation and amortization (“EBITDA”). The Company seeks to achieve its investment objective primarily through a portfolio weighted towards first lien loans or unitranche loans (including last out portions of such loans), while a minority of our portfolio may also include, but not be limited to, assets such as second lien loans, unsecured debt, subordinated debt and select investments in preferred and common equities with loans that typically have a contractual maturity of six to seven years and typically do not preclude early repayment.
The Company invests primarily in loans to middle market companies whose debt has been rated below investment grade, or would likely be rated below investment grade if it was rated. These securities, which are often referred to as “junk,” have predominately speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal.
On February 24, 2022, the Company completed its initial closing of capital commitments from unaffiliated investors in the Company’s private offering (the “Initial Closing Date”). The Company has held and intends to hold additional closings subsequent to the Initial Closing Date. The Company commenced operations on May 28, 2021 (“Commencement”).
The Company is an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012.
The Company is externally managed by CSL III Advisor, LLC (together with its successors, the “Investment Adviser”), an investment adviser registered under the Investment Advisers Act of 1940, as amended. Carlyle Global Credit Administration L.L.C. (the “Administrator”) provides the administrative services necessary for the Company to operate. Both the Investment Adviser and the Administrator are consolidated subsidiaries of Carlyle Investment Management L.L.C., a subsidiary of The Carlyle Group Inc. “Carlyle” refers to The Carlyle Group Inc. and its affiliates and its consolidated subsidiaries (other than portfolio companies of its affiliated funds), a global investment firm publicly traded on the Nasdaq Global Select Market under the symbol “CG”. Refer to the sec.gov website for further information on Carlyle.
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
The interim consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. Accordingly, certain disclosures accompanying the annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments considered necessary for the fair presentation of consolidated financial statements for the interim periods presented have been included. These adjustments are of a normal, recurring nature. This Form 10-Q should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2022. The results of operations for the three month period ended March 31, 2023 are not necessarily indicative of the operating results to be expected for the full year.
Certain reclassifications were made to prior year amounts to conform to the current period presentation. For the three month period ended March 31, 2022, the Company separately presented sub-administrative service fees in the accompanying Consolidated Statements of Operations. For the three month period ended March 31, 2023, these amounts are presented as a component of other general and administrative expenses on their respective statements. There was no change to total net assets as a result of this reclassification.
The dollar amounts on the consolidated financial statements are presented in thousands. Prior periods have been conformed to the current presentation.
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
Investments
Investment transactions are recorded on the trade date. Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment at the time of exit using the specific identification method without regard to unrealized appreciation or depreciation previously recognized, and includes investments charged off during the period, net of recoveries. Net change in unrealized appreciation or depreciation on investments as presented in the accompanying Consolidated Statements of Operations reflects the net change in the fair value of investments, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized. See Note 3, Fair Value Measurements, for further information about fair value measurements.

Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash consist of demand deposits and highly liquid investments (e.g., money market funds, U.S. treasury notes) with original maturities of three months or less. Cash equivalents are carried at amortized cost, which approximates fair value. The Company’s cash, cash equivalents and restricted cash are held with two large financial institutions and cash held in such financial institutions may, at times, exceed the Federal Deposit Insurance Corporation insured limit. As of March 31, 2023 and December 31, 2022, the Company held restricted cash balances of $760 and $726, respectively, which represent amounts that are collected and held by trustees appointed by the Company for payment of interest expense and principal on the outstanding borrowings, or reinvestment into new assets, and as custodians of the assets securing certain of the Company’s financing transactions.
Revenue Recognition
Interest from Investments
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
The Company may have loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK income represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. As of March 31, 2023 and December 31, 2022, the fair value of the loans in the portfolio with PIK provisions was $7,641 and $6,381 respectively, which represented approximately 3.2% and 3.2%, respectively, of total investments at fair value. For the three month periods ended March 31, 2023 and 2022, the Company earned $139 and $0, respectively, in PIK income. In 2022, the Company began presenting PIK income as a separate financial statement line item in the accompanying Consolidated Statements of Operations, which had previously been included in interest income. Prior periods have been conformed to the current presentation.
Other Income
Other income may include income such as consent, waiver, amendment, unused, underwriting and prepayment fees associated with the Company’s investment activities as well as any fees for managerial assistance services rendered by the Company to the portfolio companies. Such fees are recognized as income when earned or the services are rendered. The Company may receive fees for guaranteeing the outstanding debt of a portfolio company. Such fees are amortized into other income over the life of the guarantee. The unamortized amount, if any, is included in other assets in the accompanying Consolidated Statements of Assets and Liabilities. For the three month periods ended March 31, 2023 and 2022, the Company earned $226 and $39, respectively, in other income, primarily from unused fees and arranger fees.
Non-Accrual Income
Loans are generally placed on non-accrual status when principal or interest payments are past due or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest are current or there is no longer any reasonable doubt that such principal or interest will be collected in full and, in management’s judgment, are likely to remain current. Management may determine not to place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of March 31, 2023 and March 31, 2022, there were no first or second lien debt investments on non-accrual status.
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
The Company’s offering costs will be amortized over the twelve months beginning on the closing date for all closings occurring after the Initial Closing Date. As of March 31, 2023 and March 31, 2022, the Investment Advisor has incurred $2,217 and $2,085, respectively, of Organizational and Offering Costs, of which $445 and $228, respectively, would be reimbursable by the Company, subject to the Reimbursement Agreement (as defined below) and included in accrued organizational expenses and deferred offering costs payable in the accompanying Consolidated Statements of Assets and Liabilities. For the three months ended March 31, 2023, organizational expense and offering cost expense amounted to $10 and $33, respectively. For the three months ended March 31, 2022, organizational expense and offering cost expense amounted to $2 and $35, respectively.
Credit Facilities – Related Costs, Expenses and Deferred Financing Costs
The Company and the SPV have each entered into a senior secured revolving credit facility (the “Subscription Facility” and, as amended, the “SPV Credit Facility,” respectively, and together, the “Credit Facilities”). Interest expense and unused commitment fees on the Credit Facilities are recorded on an accrual basis. Unused commitment fees are included in interest expense and credit facility fees in the accompanying Consolidated Statements of Operations.
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
In 2022, the Company began presenting interest expense and credit facility fees together in the accompanying Consolidated Statements of Operations, which had previously been presented as separate financial statement line items. Prior periods have been conformed to the current presentation.
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
The minimum distribution requirements applicable to RICs require the Company to distribute to its shareholders at least 90% of its investment company taxable income(“ICTI”), as defined by the Code, each year. Depending on the level of ICTI earned in a tax year, the Company may choose to carry forward ICTI in excess of current year distributions into the next tax year. Any such carryover ICTI must be distributed before the end of that next tax year through a dividend declared prior to filing the final tax return related to the year which generated such ICTI.
In addition, based on the excise distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner an amount at least equal to the sum of (1) 98% of its ordinary income for each calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in the preceding year. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed. The Company intends to make sufficient distributions each taxable year to satisfy the excise distribution requirements as reasonable. For the three months ended March 31, 2023 and 2022, the Company incurred $9 and $0 in excise tax expense, respectively.
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
The Company has adopted a dividend reinvestment plan, pursuant to which the Company will reinvest all cash dividends declared by the Board of Trustees on behalf of the Company’s shareholders unless the investors opts out of the dividend reinvestment plan.

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
Earnings Per Common Share
The Company computes earnings per common share in accordance with ASC 260, Earnings Per Share (“ASC 260”). Basic earnings per common share is calculated by dividing the net increase (decrease) in net assets resulting from operations attributable to common stock by the weighted average number of shares of common stock outstanding. Diluted earnings per common share reflects the assumed conversion of all dilutive securities.
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
Securities/instruments that are illiquid or for which the pricing source does not provide a valuation or methodology or provides a valuation or methodology that, in the judgment of the Investment Adviser, does not represent fair value shall each be valued as of the measurement date using all techniques appropriate under the circumstances and for which sufficient data is available. These valuation techniques may vary by investment and include comparable public market valuations, comparable precedent transaction valuations and/or discounted cash flow analyses. The process generally used to determine the applicable value is as follows: (i) the value of each portfolio company or investment is initially reviewed by the investment professionals responsible for such portfolio company or investment and, for non-traded investments (i.e., illiquid securities/instruments), a standardized template designed to approximate fair market value based on observable market inputs, updated credit statistics and unobservable inputs is used to determine a preliminary value, which is also reviewed alongside consensus pricing, where available; (ii) preliminary valuation conclusions are documented and reviewed by a valuation committee comprised of personnel of the Investment Adviser; (iii) the Board of Trustees engages a third-party valuation firm to provide positive assurance on portions of first lien senior secured loans, “unitranche” loans and second lien senior secured loans each quarter (such that each non-traded investment is reviewed by a third-party valuation firm at least once on a rolling twelve month basis) including a review of management’s preliminary valuation and conclusion on fair value; (iv) if applicable, prior to September 8, 2022, the Audit Committee of the Board of Trustees (the “Audit Committee”) reviewed the assessments of the Investment Adviser and the third-party valuation firm; and (v) if applicable, prior to September 8, 2022, the Board of Trustees discussed the valuation recommendations of the Audit Committee and determined the fair value of each investment in the portfolio in good faith based on the input of the Investment Adviser and, where applicable, the third-party valuation firm.
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
In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the consolidated financial statements as of March 31, 2023 and December 31, 2022.
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
Investments measured and reported at fair value are classified and disclosed based on the observability of inputs used in determination of fair values, as follows:

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
Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur. For the three month periods ended March 31, 2023 and 2022, there were no transfers between levels.
The following tables summarize the Company’s investments measured at fair value on a recurring basis by the above fair value hierarchy levels as of March 31, 2023 and December 31, 2022:

	March 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
First Lien Debt	$—	$—	$234,348	$234,348
Second Lien Debt	—	—	16	16
Equity Investments	—	—	3,108	3,108
Total	$—	$—	$237,472	$237,472

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
First Lien Debt	$—	$—	$197,068	$197,068
Second Lien Debt	—	—	15	15
Equity Investments	—	—	2,998	2,998
Total	$—	$—	$200,081	$200,081

The changes in the Company’s investments at fair value for which the Company has used Level 3 inputs to determine fair value and net change in unrealized appreciation (depreciation) included in earnings for Level 3 investments still held are as follows:

	Financial Assets
	For the three months ended March 31, 2023
	First Lien Debt	Second Lien Debt	Equity Investments	Total
Balance, beginning of period	$197,068	$15	$2,998	$200,081
Purchases	37,637	—	81	37,718
Sales	25	—	—	25
Paydowns	(1,635)	—	—	(1,635)
Accretion of discount	244	1	1	246
Net realized gains (losses)	9	—	—	9
Net change in unrealized appreciation (depreciation)	1,000	—	28	1,028
Balance, end of period	$234,348	$16	$3,108	$237,472
Net change in unrealized appreciation (depreciation) included in earnings related to investments still held at the reporting date included on the Consolidated Statements of Operations	$1,000	$—	$28	$1,028

	Financial Assets
	For the three months ended March 31, 2022
	First Lien Debt	Second Lien Debt	Equity Investments	Total
Balance, beginning of period	$99	$15	$2	$116
Purchases	15	0	0	15
Paydowns	(1)	—	—	(1)
Accretion of discount	0	0	—	0
Net change in unrealized appreciation (depreciation)	(1)	(0)	0	(1)
Balance, end of period	$112	$15	$2	$129
Net change in unrealized appreciation (depreciation) included in earnings related to investments still held at the reporting date included on the Consolidated Statements of Operations	$(1)	$(0)	$0	$(1)
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
The following tables summarize the quantitative information related to the significant unobservable inputs for Level 3 instruments which are carried at fair value as of March 31, 2023 and December 31, 2022:

	Fair Value as of March 31, 2023	Valuation Techniques	Significant Unobservable Inputs	Range
				Low	High	Weighted Average
Investments in First Lien Debt	$222,764	Discounted Cash Flow	Discount Rate	6.76%	13.10%	8.10%
	11,584	Consensus Pricing	Indicative Quotes	97.00%	97.50%	97.09%
Total First Lien Debt	234,348
Investments in Second Lien Debt	16	Discounted Cash Flow	Discount Rate	8.73%	12.84%	10.36%
Total Second Lien Debt	16
Investments in Equity	3,108	Income Approach	Discount Rate	13.70%	18.67%	17.95%
Total Equity Investments	3,108
Total Level 3 Investments	$237,472

	Fair Value as of December 31, 2022	Valuation Techniques	Significant Unobservable Inputs	Range
				Low	High	Weighted Average
Investments in First Lien Debt	$158,355	Discounted Cash Flow	Discount Rate	6.82%	13.13%	8.03%
	38,713	Consensus Pricing	Indicative Quotes	97.00%	99.25%	97.22%
Total First Lien Debt	197,068
Investments in Second Lien Debt	15	Discounted Cash Flow	Discount Rate	9.61%	12.91%	10.46%
Total Second Lien Debt	15
Investments in Equity	2,998	Income Approach	Discount Rate	13.70%	18.67%	18.66%
Total Equity Investments	2,998
Total Level 3 Investments	$200,081
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
The initial term of the Investment Advisory Agreement is two years from June 21, 2021 and, unless terminated earlier, the Investment Advisory Agreement will renew automatically for successive annual periods, provided such continuance is specifically approved at least annually by the vote of the Board of Trustees and by the vote of a majority of the trustees of the Company who are not “interested persons” of the Company as defined in Section 2(a)(19) of the Investment Company Act (“Independent Trustees”). The Investment Advisory Agreement will automatically terminate in the event of an assignment and may be terminated by either party without penalty upon at least 60 days’ written notice to the other party. On May 4, 2023, the Company’s Board of Trustees, including a majority of the Independent Trustees approved at an in-person meeting the continuance of the Company’s Investment Advisory Agreement with the Investment Adviser for an additional one year term. Pursuant to the Investment Advisory Agreement and subject to the overall supervision of the Board of Trustees, the Investment Adviser provides investment advisory services to the Company. For providing these services, the Investment Adviser receives fees from the Company consisting of two components—a base management fee and an incentive fee.
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
The incentive fee consists of two parts. The first part is calculated and payable quarterly in arrears and equals 17.5% of pre-incentive fee net investment income for the immediately preceding calendar quarter, subject to a preferred return of 1.5% per quarter (6% annualized), or “hurdle rate,” and a “catch-up” feature. The second part is determined and payable in arrears as of the end of each calendar year in an amount equal to 17.5% of cumulative realized capital gains, if any, from inception through the end of each calendar year, computed net of all cumulative realized capital losses and unrealized capital depreciation less the aggregate amount of any previously paid capital gain incentive fees; provided, that the incentive fee determined at the end of the first calendar year of operations may be calculated for a period of shorter than twelve calendar months to take into account any realized capital gains computed net of all realized capital losses on a cumulative basis and unrealized capital depreciation. The Investment Adviser irrevocably agreed to waive its rights to receive any incentive fee for quarterly periods ending on or prior to the date on which the value of the Company’s gross assets first exceeds $150 million, which occurred in 2022.

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

For the three months ended March 31, 2023 and 2022, $574 and $1,195 of other operating expenses were reimbursable by the Investment Adviser under the agreement relating to other operating expenses incurred during the respective periods. As of March 31, 2023, the Company has incurred other operating expenses of $3,644 which are subject to reimbursement by the Investment Adviser under the agreement, of which $644 and $1,490, respectively, are included in Due from Investment Adviser on the Consolidated Statements of Assets and Liabilities as of March 31, 2023 and December 31, 2022. All are amounts eligible for recovery by the Investment Adviser from the Company at March 31, 2023 and will expire three years after the first Required Expense Payment.
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
The initial term of the Administration Agreement is two years from June 21, 2021, and, unless terminated earlier, the Administration Agreement will renew automatically for successive annual periods, provided that such continuance is specifically approved at least annually by (i) the vote of the Board of Trustees or by a majority vote of the outstanding voting securities of the Company, and (ii) the vote of a majority of the Company’s Independent Trustees. On May 4, 2023, the Company’s Board of Trustees, including a majority of the Independent Trustees, approved the continuance of the Administration Agreement for a one year period. The Administration Agreement may not be assigned by a party without the consent of the other party and may be terminated by either party without penalty upon 60 days’ written notice to the other party.
For the three month period ended March 31, 2023, the Company incurred $140 in fees under the Administration Agreement. For the three month period ended March 31, 2022, the Company incurred no fees under the Administration Agreement. Fees incurred under the Administration Agreement are included in administrative service fees in the accompanying unaudited Consolidated Statements of Operations. As of March 31, 2023 and December 31, 2022, $277 and $396, respectively, was unpaid and included in administrative service fees payable in the accompanying unaudited Consolidated Statements of Assets and Liabilities.
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
On May 4, 2023, the Company’s Board of Trustees, including a majority of the Independent Trustees, approved the continuance of the Sub-Administration Agreements for a one year period.
For the three month periods ended March 31, 2023 and 2022, fees incurred in connection with the State Street Sub-Administration Agreement and the DST Sub-Administration Agreement amounted to $77 and $111, respectively. These fees are included in other general and administrative expenses in the accompanying unaudited Consolidated Statements of Operations. As of March 31, 2023 and December 31, 2022, $119 and $47, respectively, was unpaid and included in other accrued expenses and liabilities in the accompanying unaudited Consolidated Statements of Assets and Liabilities.
Placement Fees
On June 21, 2021, the Company entered into a placement fee arrangement with TCG Capital Markets L.L.C. (“TCG”), a licensed broker dealer and an affiliate of the Investment Adviser, which may require shareholders to pay a placement fee to TCG for TCG’s services.
For the three month periods ended March 31, 2023 and 2022, TCG did not earn placement fees from the Company’s shareholder in connection with the issuance or sale of common shares of beneficial interest of the Company, par value $0.001 per share.
Board of Trustees
The Company’s Board of Trustees currently consists of seven members, four of whom are Independent Trustees. The Board of Trustees has established an audit committee and a pricing committee of the Board of Trustees, and may establish additional committees in the future. For the three month periods ended March 31, 2023 and March 31, 2022, the Company incurred $67 and $98, respectively, in fees and expenses associated with its Independent Trustees’ services on the Company's Board of Trustees and its committees. These fees are included in trustees’ fees and expenses in the accompanying Consolidated Statements of Operations. As of March 31, 2023 and December 31, 2022, no fees or expenses associated with the Board of Trustees were payable.
5. BORROWINGS
The Company and the SPV are party to the Credit Facilities as described below. In accordance with the Investment Company Act, the Company is currently only allowed to borrow amounts such that its asset coverage, as defined in the Investment Company Act, is at least 150% after such borrowing. As of March 31, 2023, asset coverage was 208.57%, and the Company and the SPV were in compliance with all covenants and other requirements under the Credit Facilities as of March 31, 2023. The Company did not have any borrowings outstanding as of March 31, 2022. Below is a summary of the borrowings and repayments under the Credit Facilities for the three months ended March 31, 2023.

Three Months Ended March 31,
2023
Outstanding borrowing, beginning of period	$98,631
Borrowings	44,720
Repayments	(16,400)
Foreign currency translation	153
Outstanding borrowing, end of period	$127,104
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
SPV Credit Facility
The SPV entered into the SPV Credit Facility with a lender on September 30, 2022, which was subsequently amended May 11, 2023. The SPV Credit Facility provides for secured borrowings of $150 million, subject to availability under the SPV Credit Facility and restrictions imposed on borrowings under the Investment Company Act. The SPV Credit Facility has a revolving period through September 30, 2025 and a maturity date of September 30, 2030, with one one-year extension option, at the SPV’s election. The SPV may borrow amounts in U.S. Dollars. Borrowings under the SPV Credit Facility bear interest initially at the annual rate of three month term SOFR (or, if applicable, a rate based on the prime rate or federal funds rate plus 0.50%) plus 2.85%. The SPV also pays a fee of 0.30% per year on undrawn amounts under the SPV Credit Facility. Payments under the SPV Credit Facility are made quarterly.
The SPV Credit Facility is secured by a first lien security interest on substantially all of the assets of the SPV. The SPV Credit Facility includes customary covenants, certain limitations on the incurrence of additional indebtedness and liens, and other maintenance covenants, as well as usual and customary events of default for senior secured revolving credit facilities of this nature.

Summary of the Credit Facilities
The Credit Facilities consisted of the following as of March 31, 2023 and December 31, 2022:

	March 31, 2023
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Subscription Facility	$45,000	$44,404	$596	$596
SPV Credit Facility	150,000	82,700	67,300	35,162
Total	$195,000	$127,104	$67,896	$35,758

	December 31, 2022
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Subscription Facility	$45,000	$43,931	$1,069	$1,069
SPV Credit Facility	150,000	54,700	95,300	43,729
Total	$195,000	$98,631	$96,369	$44,798

(1)The unused portion is the amount upon which commitment fees are based.
(2)Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.
For the three months ended March 31, 2023 and 2022, the components of interest expense and credit facility fees were as follows:

Three Months Ended March 31,
2023
Interest expense	$2,184
Facility unused commitment fee	56
Amortization of deferred financing costs	165
Total interest expense and credit facility fees	$2,405
Cash paid for interest expense	$1,776

Average principal debt outstanding	$121,011
Weighted average interest rate	7.23%
As of March 31, 2023 and 2022, the components of interest and credit facility fees payable were as follows:

	As of
	March 31, 2023	December 31, 2022
Interest expense payable	$1,246	$652
Unused commitment fees payable	51	75
Total interest expense and credit facility fees payable	$1,297	$727
Weighted average interest rate (based on floating benchmark rates)	7.35%	6.41%

6. COMMITMENTS AND CONTINGENCIES

A summary of significant contractual payment obligations was as follows as of March 31, 2023 and December 31, 2022:

	Par Value as of
Payment Due by Period	March 31, 2023	December 31, 2022
Less than 1 year	$—	$—
1-3 years	44,404	43,931
3-5 years	—	—
More than 5 years	82,700	54,700
Total	$127,104	$98,631
In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnification or warranties. Future events could occur that lead to the execution of these provisions against the Company. The Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the unaudited consolidated financial statements as of March 31, 2023 and December 31, 2022 for any such exposure.
As of March 31, 2023 and December 31, 2022, the Company had $296,361 and $277,898, respectively, in total capital commitments from shareholders, of which $161,381 and $168,237, respectively, was unfunded. As of March 31, 2023 and December 31, 2022, current officers had $500 in capital commitments to the Company.
The Company currently is and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments. The Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of the indicated dates:

	Par/ Principal Amount as of
	March 31, 2023	December 31, 2022
Unfunded delayed draw commitments	$73,527	$84,892
Unfunded revolving loan commitments	15,646	15,177
Total unfunded commitments	$89,173	$100,069
7. NET ASSETS
In connection with its formation, the Company has the authority to issue an unlimited number of common shares of beneficial interest of the Company, par value $0.001 per share (“Shares”).
The following tables summarize capital activity for the three months ended March 31, 2023 and for three months ended March 31, 2022:

	Common Shares of Beneficial Interest		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount
Balance, beginning of period	5,568,950	$6	$110,873	$955	$—	$(2,162)	$109,672
Common shares of beneficial interest issued	1,269,130	1	25,318	—	—	—	25,319
Dividend reinvestment	68,233	—	1,351	—	—	—	1,351
Net investment income (loss)	—	—	—	3,603	—	—	3,603
Net realized gain (loss)	—	—	—	—	6	—	6
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—		1,028	1,028
Net change in unrealized currency gains (losses) on non-investment assets and liabilities	—	—	—	—	—	(158)	(158)
Dividends declared	—	—	—	(2,819)	—	—	(2,819)
Balance, end of period	6,906,313	$7	$137,542	$1,739	$6	$(1,292)	$138,002

	Common Shares of Beneficial Interest		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount
Balance, beginning of period	5,000	$0	$100	$(729)	$—	$1	$(628)
Common Shares of Beneficial Interest issued	761,040	1	15,220	—	—	—	15,221
Net investment income (loss)	—	—	—	831	—	—	831
Net change in unrealized appreciation (depreciation) on investments and non-investment assets and liabilities	—	—	—	—	—	(2)	(2)
Balance, end of period	766,040	$1	$15,320	$102	$—	$(1)	$15,422

    The following table summarizes total Shares issued and proceeds related to capital activity during the three months ended March 31, 2023:

	Shares Issued	Proceeds
March 29, 2023	1,269,130	$25,319
Total	1,269,130	$25,319

The following table summarizes total Shares issued and proceeds related to capital activity for the year ended December 31, 2022:

	Shares Issued	Proceeds
March 31, 2022	761,040	$15,221
June 30, 2022	1,528,780	30,545
September 28, 2022	1,066,889	21,188
December 14, 2022	2,145,380	42,607
Total	5,502,089	$109,561

The Company has adopted a dividend reinvestment plan, pursuant to which the Company will reinvest all cash dividends declared by the Board of Trustees on behalf of the Company’s shareholders who do not elect to receive their dividends in cash. The following table summarizes the Shares issued under the dividend reinvestment plan during the three months ended March 31, 2023:

	Shares Issued	Share Value
January 20, 2023	68,233	$1,351
Total	68,233	$1,351

There were no dividends reinvested during the period during the three months ended March 31, 2022.

Capital transactions for March 31, 2023 were executed at an offering price at a premium to net asset value in order to effect a reallocation of previously incurred expenses to investors. There was no increase to net asset value per share resulting from such transactions.

Earnings Per Share

The Company computes earnings per Share in accordance with ASC 260, Earnings Per Share. Basic earnings per Share was calculated by dividing net increase (decrease) in net assets resulting from operations attributable to the Company by the weighted-average number of Shares outstanding for the period. Basic and diluted earnings per Share were as follows:

	For the three month periods ended
	March 31, 2023	March 31, 2022
Net increase (decrease) in net assets resulting from operations	$4,479	$829
Weighted-average Shares outstanding	5,665,083	13,400
Basic and diluted earnings per common Share	$0.79	$61.90
The following table summarizes the Company’s dividends declared since Commencement:

Date Declared	Record Date	Payment Date	Per Share Amount
2022
June 15, 2022	June 15, 2022	July 15, 2022	$0.51
September 14, 2022	September 14, 2022	October 19, 2022	0.51
December 23, 2022	December 23, 2022	January 20, 2023	0.35
Total			$1.37
2023
March 15, 2023	March 15, 2023	April 20, 2023	$0.50
Total			$0.50

8. CONSOLIDATED FINANCIAL HIGHLIGHTS
The following is a schedule of unaudited consolidated financial highlights for the three month periods ended March 31, 2023 and 2022:

	For the three month periods ended
	March 31, 2023	March 31, 2022
Per Share Data:
Net asset value per Share, beginning of period	$19.69	$(125.70)
Net investment income (loss) (1)	0.64	62.00
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments and non-investment assets and liabilities	0.15	(0.10)
Net increase (decrease) in net assets resulting from operations	0.79	61.90
Dividends declared (2)	(0.50)	—
Effect of offering price of subscriptions(3)	—	83.93
Net asset value per Share, end of period	$19.98	$20.13
Number of Shares outstanding, end of period	6,906,313	766,040
Total return based on net asset value (4)	3.25%	(116.01)%
Net assets, end of period	$138,002	$15,422
Ratio to average net assets (5):
Expenses before incentive fees and waivers and reimbursements of expenses	2.48%	5.54%
Expenses before incentive fees, after waivers and reimbursements of expenses	2.01%	5.54%
Expenses after incentive fees, before waivers and reimbursements of expenses	3.10%	5.54%
Expenses after incentive fees and waivers and reimbursements of expenses	2.64%	(10.61)%
Net investment income (loss)	2.91%	11.23%
Interest expense and credit facility fees	1.94%	—%
Ratios/Supplemental Data:
Asset coverage, end of period	208.57%	—%
Portfolio turnover	0.73%	0.99%
Total committed capital, end of period	$296,361	$152,308
Ratio of total contributed capital to total committed capital, end of period	45.55%	10.06%
Weighted-average Shares outstanding	5,665,083	13,400

(1)Net investment income (loss) per Share was calculated as net investment income (loss) for the period divided by the weighted average number of Shares outstanding for the period.
(2)Dividends declared per Share was calculated as the sum of dividends declared during the period divided by the number of Shares outstanding at the date of the relevant transactions (refer to Note 7, Net Assets).
(3)Increase is due to the offering price of subscriptions during the period (See Note 7, Net Assets).
(4)Total return is based on the change in net asset value per Share during the year plus the declared dividends on Shares, assuming reinvestment of dividends in accordance with the dividend reinvestment plan, divided by the beginning net asset value for the year.
(5)These ratios to average net assets have not been annualized.
9. LITIGATION
The Company may become party to certain lawsuits in the ordinary course of business. The Company does not believe that the outcome of current matters, if any, will materially impact the Company or its unaudited consolidated financial statements. As of March 31, 2023 and December 31, 2022, the Company was not subject to any material legal proceedings, nor, to the Company’s knowledge, is any material legal proceeding threatened against the Company.
In addition, portfolio investments of the Company could be the subject of litigation or regulatory investigations in the ordinary course of business. The Company does not believe that the outcome of any current contingent liabilities of its portfolio investments, if any, will materially affect the Company or these unaudited consolidated financial statements.
10. TAX
The Company has not recorded a liability for any uncertain tax positions pursuant to the provisions of ASC 740, Income Taxes, as of March 31, 2023 and December 31, 2022.
In the normal course of business, the Company is subject to examination by federal and certain state, local and foreign tax regulators. As of March 31, 2023 and December 31, 2022, the Company has not yet filed any tax returns and therefore is not yet subject to examination.
The Company’s taxable income for each period is an estimate and will not be finally determined until the Company files its tax return for each year. Therefore, the final taxable income, and the taxable income earned in each period and carried forward for distribution in the following period, may be different than this estimate. The estimated tax character of dividends declared on Shares for the three months ended March 31, 2023 was as follows:

For the three months ended
March 31, 2023
Ordinary income	$2,819
Tax return of capital	$—
11. SUBSEQUENT EVENTS
Subsequent events have been evaluated through the date the unaudited consolidated financial statements were issued. There have been no subsequent events that require recognition or disclosure through the date the unaudited consolidated financial statements were issued, except as disclosed below and elsewhere in these unaudited consolidated financial statements.
On May 3, 2023, the Company closed on $5,150 of capital commitments.

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
•the ability to consummate acquisitions;
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
We use words such as “anticipates,” “believes,” “expects,” “intends,” “will,” “should,” “may,” “plans,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “targets,” “projects,” “outlook,” “potential,” “predicts” and variations of these words and similar expressions to identify forward-looking statements, although not all forward-looking statements include these words. Our actual results and condition could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Risk Factors” in Part I, Item 1A of our annual report for the year ended December 31, 2022 ( our “2022 Form 10-K”).
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
OVERVIEW
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Part I, Item 1 of this Form 10-Q “Financial Statements.” This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to those described in "Risk Factors" in Part I, Item 1A of our 2022 Form 10-K. Our actual results could differ materially from those anticipated by such forward-looking statements due to factors discussed under “Risk Factors” in our 2022 Form 10-K and “Cautionary Statement Regarding Forward-Looking Statements” appearing elsewhere in this Form 10-Q.
Carlyle Secured Lending III, a Delaware statutory trust, is a specialty finance company that is a closed-end, externally managed, non-diversified management investment company. We have elected to be regulated as a BDC under the Investment Company Act and have operated our business as a BDC since we began our investment activities. For U.S. federal income tax purposes, we intend to elect to be treated as a RIC under Subchapter M of the Code. We were formed on February 8, 2021 and commenced our operations on May 28, 2021. We are conducting the private offering of our common shares of beneficial interest (“Shares”) to investors in reliance on exemptions from the registration requirements provided by Section 4(a)(2) of the Securities Act, Regulation D promulgated thereunder and Regulation S under the Securities Act of 1933, as amended (the “Securities Act”). Our principal executive offices are located at One Vanderbilt Avenue, Suite 3400, New York, New York 10017.
Our investment objective is to generate current income and, to a lesser extent, capital appreciation primarily through assembling a portfolio of secured debt investments with favorable risk-adjusted returns that consider the risks described in Part I, Item 1A “Risk Factors - Risk Related to Our Investments” in our 2022 Form 10-K. Our investment strategy seeks to extract enhanced yield from a directly originated, and defensively constructed, portfolio of credit investments. The strategy’s core focus is U.S. middle market cash flow finance, principally in companies supported by financial sponsors. This core strategy is opportunistically supplemented with differentiated and complementary lending and investing strategies, which take advantage of the broad capabilities of Carlyle’s Global Credit platform while offering risk diversifying portfolio benefits. In describing our business, we use the term “middle market” to refer generally to companies with approximately $25 million to $100 million of earnings before interest, taxes, depreciation and amortization (“EBITDA”). We seek to achieve our investment objective primarily through a portfolio weighted towards first lien loans or unitranche loans (including last out portions of such loans), while a minority of our portfolio may also include, but not be limited to, assets such as second lien loans, unsecured debt, subordinated debt and select investments in preferred and common equities with loans that typically have a contractual maturity of six to seven years and typically do not preclude early repayment.

We invest primarily in loans to middle market companies whose debt is rated below investment grade, or would likely be rated below investment grade if it was rated. These securities, which are often referred to as “junk,” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal.

We will seek to achieve the consummation of a Liquidity Event (as defined below) within four years following the February 24, 2022 (the “Initial Closing Date”). If we have not completed a Liquidity Event by August 24, 2030, as it may be extended by the Board of Trustees of the Company, the Board of Trustees will use commercially reasonable efforts to wind down, sell and/or liquidate and dissolve CSL III in an orderly manner. A “Liquidity Event” means (i) a quotation or listing of CSL III’s securities on a stock exchange, including through an initial public offering (an “Exchange Listing”), (ii) a transaction or series of transactions, including, but not limited to, by way of merger, division, consolidation, share exchange (including by way of an optional exchange of the Company’s shares for shares of a publicly traded BDC), recapitalization, reorganization, or sale of shares, in each case for consideration of either cash and/or publicly listed securities, or (iii) the sale of all or substantially all of CSL III’s assets to, or other liquidity event with, another entity. Potential transactions for purposes of clauses (ii) and (iii) of the definition of “Liquidity Event” could include counterparties, including but not limited to other BDCs, that are advised by the Investment Adviser or its affiliates.
We are externally managed by our Investment Adviser, an investment adviser registered under the Investment Advisers Act of 1940, as amended. Our Administrator provides the administrative services necessary for us to operate. Both our Investment Adviser and our Administrator are wholly owned subsidiaries of Carlyle Investment Management L.L.C., a subsidiary of Carlyle. The Investment Committee is responsible for reviewing and approving our investment opportunities. The members of the Investment Committee include several of the most senior credit professionals within the Global Credit segment, with backgrounds and expertise across multiple asset classes with significant industry experience and tenure. As of March 31, 2023, our Investment Adviser’s investment team included a team of 210 investment professionals across the Carlyle Global Credit segment. The Investment Committee has delegated approval of certain amendments, follow-on investments with existing borrowers, investments below certain size thresholds (existing or new platforms), and other matters as determined by the Investment Committee to the Screening Committee. In addition, our Investment Adviser and its investment team are supported by a team of finance, operations and administrative professionals currently employed by Carlyle Employee Co., a wholly owned subsidiary of Carlyle. In conducting our investment activities, we believe that we benefit from the significant scale, relationships and resources of Carlyle, including our Investment Adviser and its affiliates.
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
•calculating individual asset values and our net asset value (including the cost and expenses of any independent valuation firms);
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
Our operating expenses are subject to the terms of the Reimbursement Agreement with the Investment Adviser. See Note 4, Related Party Transactions, to the unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on the Reimbursement Agreement.
We expect our general and administrative expenses to be relatively stable or to decline as a percentage of total assets during periods of asset growth and to increase during periods of asset decline.
PORTFOLIO AND INVESTMENT ACTIVITY
Below is a summary of certain characteristics of our investment portfolio as of March 31, 2023 and December 31, 2022.

	As of
	March 31, 2023	December 31, 2022
Number of investments	72	68
Number of portfolio companies	60	57
Number of industries	22	23
Percentage of total investment fair value:
First Lien Debt	98.7%	98.5%
Second Lien Debt	—%	—%
Total secured debt	98.7%	98.5%
Equity investments	1.3%	1.5%
Percentage of debt investment fair value:
Floating rate (1)	100.0%	100.0%
Fixed interest rate	—%	—%
(1) Primarily subject to interest rate floors.

Our investment activity for the three month periods ended March 31, 2023 and 2022 is presented below (information presented herein is at amortized cost unless otherwise indicated):

	For the three month periods ended
	March 31, 2023	March 31, 2022
Investments:
Total investments, beginning of period	$202,115	$116
New investments purchased	37,718	15
Net accretion of discount on investments	246	0
Net realized gain (loss) on investments	9	—
Investments sold or repaid	(1,610)	(1)
Total Investments, end of period	$238,478	$130
Principal amount of investments funded:
First Lien Debt	$29,827	$16
Second Lien Debt	—	0
Equity Investments(1)	81	—
Total funded	$29,908	$16
Principal amount of investments sold or repaid:
First Lien Debt	$6,668	$(1)
Second Lien Debt	—	—
Equity Investments	—	—
Total sold or repaid	$6,668	$(1)
Number of new funded investments	6	5
Average amount of new funded investments	$4,903	$2
Percentage of new funded debt investments at floating interest rates	100%	100%
Percentage of new funded debt investments at fixed interest rates	—%	—%
(1)     Based on cost/proceeds of equity activity. The prior period has been conformed to the current presentation.
As of March 31, 2023 and December 31, 2022, investments consisted of the following:

	March 31, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First Lien Debt	$235,401	$234,348	$199,120	$197,068
Second Lien Debt	16	16	16	15
Equity Investments	3,061	3,108	2,979	2,998
Total	$238,478	$237,472	$202,115	$200,081
The weighted average yields(1) for our first lien debt, second lien debt and income producing investments based on the amortized cost and fair value as of March 31, 2023 and December 31, 2022, were as follows:

	March 31, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First Lien Debt	12.0%	12.1%	11.5%	11.6%
Second Lien Debt	13.2%	13.1%	12.9%	13.2%
First and Second Lien Debt Total	12.0%	12.1%	11.5%	11.6%
Total Debt and Income Producing Investments(2)	12.0%	12.1%	11.5%	11.7%

(1)Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of March 31, 2023 and December 31, 2022. Weighted average yield on debt and income producing investments at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of original issue discount (“OID”) and market discount earned, divided by (b) total fair value included in such securities. Weighted average yield on debt and income producing investments at amortized cost is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned, divided by (b) total amortized cost included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented above.
(2)Income Producing Investments include income producing equity investments.
Total weighted average yields (which includes the effect of accretion of discount and amortization of premiums) of our total debt and income producing securities as measured on an amortized cost basis increased from 11.5% as of December 31, 2022 to 12.0% as of March 31, 2023 primarily due to the impact of benchmark interest rates.
As of March 31, 2023 and December 31, 2022, all of our first and second lien debt investments were performing and current on their interest payments. See the Schedule of Investments as of March 31, 2023 and December 31, 2022 in our unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on these investments, including a list of companies and type and amount of investments.
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

Our Investment Adviser monitors and, when appropriate, changes the risk ratings assigned to each debt investment in our portfolio. Our Investment Adviser reviews our investment ratings in connection with our quarterly valuation process. The below table summarizes the Internal Risk Ratings as of March 31, 2023 and December 31, 2022.

	March 31, 2023		December 31, 2022
	Fair Value	% of Fair Value	Fair Value	% of Fair Value
Internal Risk Rating 1	$—	—%	$—	—%
Internal Risk Rating 2	234,319	100.0	197,041	100.0
Internal Risk Rating 3	45	—	41	—
Internal Risk Rating 4	—	—	—	—
Internal Risk Rating 5	—	—	—	—
Total	$234,364	100.0%	$197,082	100.0%
As of both March 31, 2023 and December 31, 2022, the weighted average Internal Risk Rating of our debt investment portfolio was 2.0, and none of our debt investments were assigned an Internal Risk Rating of 4-5.

See the Consolidated Schedules of Investments as of March 31, 2023 and December 31, 2022 in our unaudited consolidated financial statements in Part I, Item 1 of this Form 10-Q for more information on our investments, including a list of companies and type and amount of investments.
CONSOLIDATED RESULTS OF OPERATIONS
For the three month periods ended March 31, 2023 and 2022
The net increase or decrease in net assets from operations may vary substantially from period to period as a result of various factors, including the recognition of realized gains and losses and net change in unrealized appreciation and depreciation. As a result, quarterly comparisons may not be meaningful.
Net Investment Income
Net investment income after giving effect to any waivers or reimbursement of expenses for three month periods ended March 31, 2023 and 2022 was as follows:

	For the three month periods ended
	March 31, 2023	March 31, 2022
Total investment income	$6,867	$46
Total expenses (including Excise tax expense)	3,838	410
Less waivers and reimbursements of expenses (Note 4)	(574)	(1,195)
Expenses after waivers and reimbursements of expenses	3,264	(785)
Net investment income (loss)	$3,603	$831
Waivers and reimbursement of expenses represents the amounts reimbursed by the Investment Adviser pursuant to the Reimbursement Agreement. See Note 4, Related Party Transactions, to the unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on the expense waivers and reimbursement of expenses.
Investment Income
Investment income for the three month periods ended March 31, 2023 and 2022 was as follows:

	For the three month periods ended
	March 31, 2023	March 31, 2022
Interest income	$6,502	$7
PIK income	139	—
Other income	226	39
Total investment income	$6,867	$46
Interest income on our first and second lien debt investments is dependent on the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. The increase in investment income for the three month period ended March 31, 2023 from the comparable period in 2022 was driven by an increase in investment balance during the ramp up of the Company and the increase in benchmark interest rates. As of March 31, 2023 and March 31, 2022, there were no first or second lien debt investments on non-accrual status.

Expenses
Expenses before and after giving effect to any waivers or reimbursement of expenses for the three month periods ended March 31, 2023 and 2022 comprised the following:

	For the three month periods ended
	March 31, 2023	March 31, 2022
Organizational expenses	$10	$2
Offering cost expenses	33	35
Net investment income incentive fees	769	—
Professional fees	245	151
Administrative service fees	140	—
Interest expense and credit facility fees	2,405	—
Trustees’ fees and expenses	67	98
Other general and administrative	160	124
Excise tax expense	9	—
Total expenses (including Excise tax expense)	$3,838	$410
Less waivers and reimbursements of expenses (Note 4)	(574)	(1,195)
Expenses after waivers and reimbursements of expenses	$3,264	$(785)
Organizational expenses and offering cost expenses include expenses incurred in the initial formation of the Company and in the offering of the Shares incurred on or prior to the Final Closing Date. Professional fees include legal, rating agencies, audit, tax, valuation, technology and other professional fees incurred related to the management of the Company. Administrative service fees represent fees paid to the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including our allocable portion of the cost of certain of our executive officers and their respective staff. Other general and administrative expenses include fees paid under the Sub-Administration Agreements, insurance, filing, research, subscriptions, and other costs. Waivers and reimbursements of expenses represents the amounts reimbursed by the Investment Adviser pursuant to the Reimbursement Agreement.
The increase in interest expense for the three month period ended March 31, 2023 from the comparable period in 2022 was driven by the Company and the SPV entering into the Subscription Facility and SPV Credit Facility, respectively.
The increase in net investment income incentive fees for the three months ended March 31, 2023 from the comparable period in 2022 was driven by the Company exceeding $150 million in gross assets for the first time during the fourth quarter of 2022, resulting in incentive fees for the period.
For the three month periods ended March 31, 2023 and 2022, we recorded no accrued capital gains incentive fees based upon our cumulative net realized and unrealized appreciation (depreciation) as of March 31, 2023 and 2022. The accrual for any capital gains incentive fee under U.S. GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. See Note 4, Related Party Transactions, to the unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q for more information on the incentive and management fees.
Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation) on Investments
During the three months ended March 31, 2023, we recorded realized gain of approximately $9 on 1 investment and no realized loss. We recorded unrealized appreciation on 53 investments totaling approximately $1,563 and unrealized depreciation on 19 investments of approximately $535. During the three month period ended March 31, 2022, we recorded unrealized appreciation on 7 investments totaling approximately $0 and unrealized depreciation on 18 investments of approximately $2.

Net realized gain (loss) and net change in unrealized appreciation (depreciation) for the three month periods ended March 31, 2023 and 2022 were as follows:

	For the three month periods ended
	March 31, 2023	March 31, 2022
Net realized gain (loss) on investments	$9	$—
Net change in unrealized appreciation (depreciation) on investments	1,028	(2)
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments	$1,037	$(2)
Net realized gain (loss) and net change in unrealized appreciation (depreciation) by the type of investments three month periods ended March 31, 2023 and 2022 were as follows:

	March 31, 2023		March 31, 2022
	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)
First Lien Debt	$9	$1,000	$—	$(1)
Second Lien Debt	—	0	—	(0)
Equity Investments	—	28	—	0
Total	$9	$1,028	$—	$(1)

Net change in unrealized appreciation (depreciation) in our investments for the three months ended March 31, 2023 from the comparable period in 2022 was driven by tighter market spreads.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
We generate cash from the net proceeds of offerings of our Shares and through cash flows from operations, including investment sales and repayments as well as income earned on investments and cash equivalents. We may also fund a portion of our investments through borrowings under the Credit Facilities, as well as through securitization of a portion of our existing investments. The primary use of existing funds and any funds raised in the future is expected to be for investments in portfolio companies, repayment of indebtedness, cash distributions to our shareholders and for other general corporate purposes. We believe our current cash position, available capacity on our revolving credit facilities and net cash provided by operating activities, along with capital drawdowns from the private offering of our Shares and borrowings from financial institutions, will provide us with sufficient resources to meet our obligations and continue to support our investment objectives, including reserving for the capital needs which may arise at our portfolio companies.
Credit Facilities
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
The SPV entered into the SPV Credit Facility on September 30, 2022, which was subsequently amended May 11, 2023. The SPV Credit Facility provides for secured borrowings of $150 million, subject to availability under the SPV Credit Facility and restrictions imposed on borrowings under the Investment Company Act. The SPV Credit Facility has a revolving period through September 30, 2025 and a maturity date of September 30, 2030, with one one-year extension option, at the SPV’s election. The SPV may borrow amounts in U.S. Dollars. Borrowings under the SPV Credit Facility bear interest initially at the annual rate of three month SOFR (or, if applicable, a rate based on the prime rate or federal funds rate plus 0.50%) plus 2.85%. The SPV also pays a fee of 0.30% per year on undrawn amounts under the SPV Credit Facility. Payments under the SPV Credit Facility are made quarterly. The lender has a first lien security interest on substantially all of the assets of the SPV.

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
For more information on the Credit Facilities, see Note 5, Borrowings, to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
As of March 31, 2023 and December 31, 2022, the Company had $27,379 and $6,761, respectively, in cash, cash equivalents and restricted cash. The Credit Facilities consisted of the following as of March 31, 2023 and December 31, 2022:

	March 31, 2023
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Subscription Facility	$45,000	$44,404	$596	$596
SPV Credit Facility	150,000	82,700	67,300	35,162
Total	$195,000	$127,104	$67,896	$35,758

	December 31, 2022
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Subscription Facility	$45,000	$43,931	$1,069	$1,069
SPV Credit Facility	150,000	54,700	95,300	43,729
Total	$195,000	$98,631	$96,369	$44,798
(1)The unused portion is the amount upon which commitment fees are based.
(2)Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.
Equity Activity
Shares issued as of March 31, 2023 and December 31, 2022 were 6,906,313 and 5,568,950, respectively. The following table summarizes activity in the number of Shares outstanding during the three month periods ended March 31, 2023 and 2022:

	For the three month periods ended
	March 31, 2023	March 31, 2022
Shares outstanding, beginning of period	5,568,950	5,000
Common shares of beneficial interest issued	1,269,130	761,040
Dividends reinvested	68,233	—
Shares outstanding, end of period	6,906,313	766,040

Dividends
The following table summarizes our dividends declared since Commencement:

Date Declared	Record Date	Payment Date	Per Share Amount
2022
June 15, 2022	June 15, 2022	July 15, 2022	$0.51
September 14, 2022	September 14, 2022	October 19, 2022	0.51
December 23, 2022	December 23, 2022	January 20, 2023	$0.35
Total			$1.37
2023
March 15, 2023	March 15, 2023	April 20, 2023	$0.50
Total			$0.50
OFF BALANCE SHEET ARRANGEMENTS
In the ordinary course of our business, we enter into contracts or agreements that contain indemnifications or warranties. Future events could occur which may give rise to liabilities arising from these provisions against us. We believe that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. As of March 31, 2023 and December 31, 2022, no accrual has been made for any such exposure in the unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
We currently are and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments.
We had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of March 31, 2023 and December 31, 2022:

	Par/ Principal Amount as of
	March 31, 2023	December 31, 2022
Unfunded delayed draw commitments	$73,527	$84,892
Unfunded revolving commitments	15,646	15,177
Total unfunded commitments	$89,173	$100,069
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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of our consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. These estimates and judgments are based on historical information, information currently available to us and on various other assumptions management believes to be reasonable under the circumstances. Actual results could vary from those estimates and we may change our estimates and assumptions in future evaluations. Changes in these estimates and assumptions may have a material effect on our results of operations and financial condition. We believe the critical accounting policies discussed below affect our more significant judgments and estimates used in the preparation of our consolidated financial statements and should be read in conjunction with our financial statements and related notes in Part II, Item 8, as well as with our “Risk Factors” in Part I, Item 1A of the Company’s annual report on Form 10-K for the year ended December 31, 2022.
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
Securities/instruments that are illiquid, or for which the pricing source does not provide a valuation or methodology, or provides a valuation or methodology that, in the judgment of the Investment Adviser, does not represent fair value, shall each be valued as of the measurement date using all techniques appropriate under the circumstances and for which sufficient data is available. These valuation techniques may vary by investment and include comparable public market valuations, comparable precedent transaction valuations and/or discounted cash flow analyses. The process generally used to determine the applicable value is as follows: (i) the value of each portfolio company or investment is initially reviewed by the investment professionals responsible for such portfolio company or investment and, for non-traded investments (i.e. illiquid securities/instruments), a standardized template designed to approximate fair market value based on observable market inputs, updated credit statistics and unobservable inputs is used to determine a preliminary value, which is also reviewed alongside consensus pricing, where available; (ii) preliminary valuation conclusions are documented and reviewed by a valuation committee comprised of personnel of the Investment Adviser; (iii) the Board of Trustees engages a third-party valuation firm to provide positive assurance on portions of first lien senior secured loans, “unitranche” loans, second lien senior secured loans and equity investments each quarter (such that each non-traded investment is reviewed by a third-party valuation firm at least once on a rolling twelve month basis) including a review of management’s preliminary valuation and conclusion on fair value; (iv) if applicable, prior to September 8, 2022, the Audit Committee of the Board of Trustees (the “Audit Committee”) reviewed the assessments of the Investment Adviser and the third-party valuation firm; and (v) if applicable, prior to September 8, 2022, the Board of Trustees discussed the valuation recommendations of the Audit Committee and determined the fair value of each investment in the portfolio in good faith based on the input of the Investment Adviser and, where applicable, the third-party valuation firm.
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
In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the consolidated financial statements as of March 31, 2023 and December 31, 2022.
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
For further information on the fair value hierarchies, our framework for determining fair value and the composition of our portfolio, see Note 3, Fair Value Measurements, to the unaudited consolidated financial statements in Part I, Item 1 of this Form 10-Q.
Investments
Investment transactions are recorded on the trade date. Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment using the specific identification method without regard to unrealized appreciation or depreciation previously recognized, and includes investments charged off during the period, net of recoveries. Net change in unrealized appreciation or depreciation on investments as presented in the unaudited Consolidated Statements of Operations in Part I, Item 1 of this Form 10-Q reflects the net change in the fair value of investments, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.
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
Income Taxes
For federal income tax purposes, the Company intends to elect to be treated as a RIC under the Code, and intends to make the required distributions to its shareholders as specified therein. In order to qualify as a RIC, the Company must meet certain minimum distribution, source-of-income and asset diversification requirements. If such requirements are met, then the Company is generally required to pay income taxes only on the portion of its taxable income and gains it does not distribute.

The minimum distribution requirements applicable to RICs require the Company to distribute to its shareholders at least 90% of its investment company taxable income (“ICTI”), as defined by the Code, each year. Depending on the level of ICTI earned in a tax year, the Company may choose to carry forward ICTI in excess of current year for distribution in the following year. Any such carryover ICTI must be distributed before the end of that next tax year through a dividend declared prior to filing the final tax return related to the year which generated such ICTI.
In addition, based on the excise distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner an amount at least equal to the sum of (1) 98% of its ordinary income for each calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in the preceding year. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax for the tax year ending in that calendar year is considered to have been distributed.
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
Valuation Risk
Our investments may not have a readily available market price. Our Investment Adviser, as the valuation designee pursuant to Rule 2a-5 under the Investment Company Act, values our investments for which market quotations are not readily available in good faith at fair value in accordance with our valuation policy. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. In addition, because of the inherent uncertainty of valuation, these estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and it is possible that the difference could be material.
Interest Rate Risk
As of March 31, 2023, on a fair value basis, all of our debt investments bear interest at a floating rate, which primarily are subject to interest rate floors. Interest rates on the investments held within our portfolio of investments are typically based on floating LIBOR or SOFR, with many of these investments also having a reference rate floor. Additionally, our Credit Facilities are also subject to floating interest rates and are currently paid based on floating SOFR rates.
Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our income in the future.
The following table estimates the potential changes in net cash flow generated from interest income, should interest rates increase or decrease by 100, 200 or 300 basis points. Interest income is calculated as revenue from interest generated from our settled portfolio of debt investments held as of March 31, 2023. These hypothetical interest income calculations are based on a model of the settled debt investments in our portfolio, held as of March 31, 2023, and are only adjusted for assumed changes in the underlying base interest rates and the impact of that change on interest income. Interest expense is calculated based on outstanding secured borrowings as of March 31, 2023 and based on the terms of our Credit Facilities.Interest expense on our Credit Facilities is calculated using the stated interest rate as of March 31, 2023, adjusted for the hypothetical changes in rates, as shown below. We intend to continue to finance a portion of our investments with borrowings and the interest rates paid on our borrowings may significantly impact our net interest income.
We regularly measure exposure to interest rate risk. We assess interest rate risk and manage interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

Based on our Consolidated Statements of Assets and Liabilities as of March 31, 2023, the following table shows the annual impact on net investment income of base rate changes in interest rates for our settled debt investments (considering interest rate floors for variable rate instruments) and outstanding secured borrowings assuming no changes in our investment and borrowing structure:

	March 31, 2023
Basis Point Change	Interest Income	Interest Expense	Net Investment Income
Up 300 basis points	$7,271	$(3,805)	$3,466
Up 200 basis points	$4,848	$(2,537)	$2,311
Up 100 basis points	$2,424	$(1,268)	$1,156
Down 100 basis points	$(2,424)	$1,268	$(1,156)
Down 200 basis points	$(4,847)	$2,537	$(2,310)
Down 300 basis points	$(7,262)	$3,798	$(3,464)
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
Changes in Internal Controls over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
The Company may become party to certain lawsuits in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. The Company is not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against the Company. See also Note 9, Litigation, to the unaudited consolidated financial statements in Part I, Item 1 of this Form 10-Q.
Item 1A. Risk Factors.
In addition to the other information set forth within this Form 10-Q, consideration should be given to the information disclosed in “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2022.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Except as previously reported by the Company on a Current Report on Form 8-K filed by the Company on March 31, 2023, the Company did not sell any equity securities during the period covered in this report that were not registered under the Securities Act of 1933, as amended.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Not applicable.
Item 6. Exhibits.

Exhibit No.	Exhibit

10.1
Loan and Servicing Agreement, dated as of September 30, 2022 and Conformed through Amendment No. 1 dated as of May 11, 2023, among Carlyle Secured Lending III, as Holdings, Carlyle Secured Lending III SPV, L.L.C., as the Borrower, Massachusetts Mutual Life Insurance Company and the other Lenders from time to time party hereto, Wilmington Trust National Association, as the Administrative Agent, Massachusetts Mutual Life Insurance Company, as the Calculation Agent, Carlyle Secured Lending III, as the Portfolio Asset Servicer, Wilmington Trust, National Association, as the Collateral Custodian, and Wilmington Trust, National Association, as the Account Bank.*

31.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

Exhibit No.	Exhibit

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)*
* Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARLYLE SECURED LENDING III

Dated: May 12, 2023	By	/s/ Thomas M. Hennigan
Thomas M. Hennigan Chief Financial Officer (principal financial officer)