Form 10-Q
period 2023-06-30
Carlyle Secured Lending III
filed 2023-08-11
CIK 1851277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of the registrant’s common shares of beneficial interest, $0.001 par value per share, outstanding at August 11, 2023 was 7,056,412.

CARLYLE SECURED LENDING III

CARLYLE SECURED LENDING III
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(dollar amounts in thousands, except per share data)

	June 30, 2023	December 31, 2022
ASSETS	(unaudited)
Investments—non-controlled/non-affiliated, at fair value (amortized cost of $262,021 and $202,115, respectively)	$262,332	$200,081
Cash, cash equivalents and restricted cash	11,783	6,761
Deferred offering costs	29	72
Receivable for investments sold	94	181
Due from Investment Adviser	1,308	1,490
Interest and other income receivable from investments	3,148	1,977
Receivable for issuance of common shares of beneficial interest	39	138
Prepaid expenses and other assets	2,311	2,477
Total assets	$281,044	$213,177
LIABILITIES
Secured borrowings (Note 5)	$132,414	$98,631
Interest and credit facility fees payable (Note 5)	1,624	727
Dividend payable (Note 7)	3,561	1,947
Incentive fees payable (Note 4)	993	507
Administrative service fees payable (Note 4)	503	396
Deferred financing costs payable	—	548
Deferred offering costs payable	—	260
Accrued organizational expenses	—	157
Deferred income	—	81
Other accrued expenses and liabilities	480	251
Total liabilities	139,575	103,505
Commitments and contingencies (Notes 4, 6 and 9)
NET ASSETS
Common shares of beneficial interest, $0.001 par value; unlimited shares authorized; 6,974,983 and 5,568,950 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	7	6
Paid-in capital in excess of par value	138,894	110,873
Total distributable earnings (loss)	2,568	(1,207)
Total net assets	$141,469	$109,672
NET ASSETS PER SHARE	$20.28	$19.69
The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE SECURED LENDING III
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(dollar amounts in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$7,699	$461	$14,201	$468
PIK income	71	0	210	0
Other income	569	127	795	166
Total investment income	8,339	588	15,206	634
Expenses:
Organizational expenses (Note 2)	2	34	12	36
Offering cost expense (Note 2)	33	25	66	60
Net investment income incentive fees (Note 4)	993	—	1,762	—
Professional fees	268	133	513	284
Administrative service fees (Note 4)	421	37	561	37
Interest expense and credit facility fees (Note 5)	2,667	193	5,072	193
Trustees’ fees and expenses (Note 4)	63	85	130	183
Other general and administrative	303	99	463	223
Total expenses	4,750	606	8,579	1,016
Less waivers and reimbursements of expenses (Note 4)	(1,080)	(484)	(1,654)	(1,679)
Expenses after waivers and reimbursements of expenses	3,670	122	6,925	(663)
Net investment income (loss) before taxes	4,669	466	8,281	1,297
Excise tax expense	8	—	17	—
Net investment income (loss)	4,661	466	8,264	1,297
Net realized gain (loss) and net change in unrealized appreciation (depreciation)
Net realized gain (loss) on investments:
Non-controlled/non-affiliated investments	1	—	10	—
Net realized currency gain (loss) on non-investment assets and liabilities	2	—	(1)	—
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/non-affiliated investments	1,317	(386)	2,345	(387)
Net change in unrealized currency gains (losses) on non-investment assets and liabilities	(309)	(0)	(467)	(0)
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments and non-investment assets and liabilities	1,011	(386)	1,887	(387)
Net increase (decrease) in net assets resulting from operations	$5,672	$80	$10,151	$910
Basic and diluted earnings per common share (Note 7)	$0.81	$0.10	$1.61	$2.30
Weighted-average common shares of beneficial interest outstanding—basic and diluted (Note 7)	6,960,645	774,422	6,316,443	395,713
The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE SECURED LENDING III
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (unaudited)
(dollar amounts in thousands)

	Six months ended June 30,
	2023	2022
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$8,264	$1,297
Net realized gain (loss) on investments and non-investment assets and liabilities	9	—
Net change in unrealized appreciation (depreciation) on investments and non-investment assets and liabilities	1,878	(387)
Net increase (decrease) in net assets resulting from operations	10,151	910
Capital share transactions:
Common shares of beneficial interest issued	25,319	45,766
Dividend reinvestment	2,703	—
Dividends declared (Note 7)	(6,376)	(391)
Net increase (decrease) in net assets resulting from capital share transactions	21,646	45,375
Net increase (decrease) in net assets	31,797	46,285
Net assets at beginning of period	109,672	(629)
Net assets at end of period	$141,469	$45,656
The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE SECURED LENDING III
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(dollar amounts in thousands)

	Six months ended June 30,
	2023	2022
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$10,151	$910
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	409	69
Amortization of deferred offering costs	66	60
Net accretion of discount on investments	(540)	(28)
Paid-in-kind interest	(182)	0
Net realized (gain) loss on investments and non-investment assets and liabilities	(9)	—
Net change in unrealized (appreciation) depreciation on investments	(2,345)	387
Net change in unrealized currency (gains) losses on non-investment assets and liabilities	467	0
Cost of investments purchased	(62,337)	(33,417)
Proceeds from sales and repayments of investments and change in receivable for investments sold	3,245	349
Changes in operating assets:
Interest and other income receivable from investments	(1,171)	(314)
Due from Investment Adviser	182	(1,679)
Changes in operating liabilities:
Interest and credit facility fees payable	897	35
Incentive fees payable	486	—
Administrative service fees payable	107	37
Accrued organizational expenses	(157)	36
Deferred income	(81)	17
Trustees' fees and expenses payable	—	(21)
Other accrued expenses and liabilities	229	507
Net cash provided by (used in) operating activities	(50,583)	(33,052)
Cash flows from financing activities:
Proceeds from issuance of common shares of beneficial interest, net of change in receivable for issuance of common shares of beneficial interest	25,418	44,868
Borrowings on the Credit Facilities	57,720	19,650
Repayments of the Credit Facilities	(24,400)	—
Dividends paid in cash	(2,059)	—
Debt issuance costs paid	(243)	(589)
Deferred financing cost payable	(548)	—
Deferred offering cost payable	(283)	—
Net cash provided by (used in) financing activities	55,605	63,929
Net increase (decrease) in cash, cash equivalents and restricted cash	5,022	30,877
Cash, cash equivalents and restricted cash, beginning of period	6,761	185
Cash, cash equivalents and restricted cash, end of period	$11,783	$31,062
Supplemental disclosures:
Interest and credit facility fees paid during the period	$3,876	$84
Dividends reinvested during the period	2,703	—
Dividends declared during the period	6,376	391
Taxes, including excise tax, paid during the period	33	—
The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE SECURED LENDING III
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2023 (unaudited)
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount**	Amortized Cost (4)	Fair Value (5)	% of Net Assets
First Lien Debt (98.8% of fair value)
ADPD Holdings, LLC	#^	(2)(3)(8)(9)	Consumer Services	SOFR	6.00%	11.24%	8/16/2022	8/15/2028	$7,168	$6,917	$6,840	4.84%
Alpine Acquisition Corp II	#^	(2)(3)(8)(9)	Transportation: Cargo	SOFR	5.75%	11.01%	4/19/2022	11/30/2026	8,836	8,678	8,561	6.05
Apex Companies Holdings, LLC	#^	(2)(3)(9)	Environmental Industries	SOFR	6.25%	11.30%	1/31/2023	1/31/2028	10,014	9,698	9,714	6.87
Ascend Buyer, LLC	#^	(2)(3)(8)(9)	Containers, Packaging & Glass	SOFR	6.40%	11.79%	9/30/2021	9/30/2028	14,823	14,418	14,429	10.20
Associations, Inc.	#	(2)(3)(8)(9)	Construction & Building	SOFR	4.00%, 2.50% PIK	11.76%	7/2/2021	7/2/2027	3,780	3,733	3,673	2.60
Atlas AU Bidco Pty Ltd (Australia)	#	(2)(3)(6)(9)	High Tech Industries	SOFR	7.25%	12.40%	12/15/2022	12/12/2029	723	700	714	0.50
Avalara, Inc.	#^	(2)(3)(9)	Diversified Financial Services	SOFR	7.25%	12.49%	10/19/2022	10/19/2028	13,500	13,161	13,567	9.59
BlueCat Networks, Inc. (Canada)	#^	(2)(3)(6)(9)	High Tech Industries	SOFR	4.00%, 2.00% PIK	11.23%	8/8/2022	8/8/2028	6,482	6,290	6,336	4.48
Bradyifs Holdings, LLC	#	(2)(3)(8)	Wholesale	SOFR	6.25%	11.56%	1/6/2022	11/22/2025	5	5	5	0.00
Bradyifs Holdings, LLC	^	(2)(3)(8)	Wholesale	SOFR	6.75%	11.99%	12/21/2022	11/22/2025	2,866	2,808	2,838	2.01
CD&R Madison Parent Ltd (United Kingdom)	^	(2)(6)	Business Services	EURIBOR	8.00%	11.46%	2/27/2023	2/27/2030	€1,206	1,239	1,276	0.90
CD&R Madison Parent Ltd (United Kingdom)	#^	(2)(6)(9)	Business Services	SONIA	8.50%	12.93%	2/27/2023	2/27/2030	£2,446	2,835	3,001	2.12
Celerion Buyer, Inc.	^	(2)(3)(9)	Healthcare & Pharmaceuticals	SOFR	6.50%	11.59%	11/3/2022	11/3/2029	3,136	3,046	3,093	2.19
Coupa Holdings, LLC	#	(2)(3)(9)	Software	SOFR	7.50%	12.60%	2/27/2023	2/27/2030	2,160	2,099	2,137	1.51
CPI Intermediate Holdings, Inc.	^	(2)(3)(9)	Telecommunications	SOFR	5.50%	10.57%	10/6/2022	10/6/2029	11,588	11,357	11,010	7.78
CST Holding Company	^	(2)(3)(8)(9)	Consumer Goods: Non-Durable	SOFR	6.75%	11.95%	11/1/2022	11/1/2028	4,959	4,810	4,862	3.44
DCA Investment Holding LLC	#	(2)(3)	Healthcare & Pharmaceuticals	SOFR	6.41%	11.64%	2/25/2022	4/3/2028	2	2	2	0.00
Denali Midco 2, LLC	#^	(2)(3)(8)(9)	Consumer Services	SOFR	6.50%	11.70%	9/15/2022	12/22/2027	5,670	5,410	5,272	3.73
Dwyer Instruments, Inc.	#^	(2)(3)(8)(9)	Capital Equipment	SOFR	5.75%	11.09%	7/21/2021	7/21/2027	8,137	7,906	7,982	5.64
Eliassen Group, LLC	#^	(2)(3)(9)	Business Services	SOFR	5.50%	10.83%	4/14/2022	4/14/2028	8,044	7,898	7,904	5.59
Ellkay, LLC	#	(2)(3)(9)	Healthcare & Pharmaceuticals	LIBOR	6.25%	11.47%	9/14/2021	9/14/2027	4	3	3	0.00
Excel Fitness Holdings, Inc.	^	(2)(3)(8)(9)	Leisure Products & Services	SOFR	5.25%	10.63%	4/29/2022	4/29/2029	4,521	4,440	4,292	3.03
Excelitas Technologies Corp.	^	(2)(3)(8)(9)	Capital Equipment	SOFR	5.75%	10.94%	8/12/2022	8/12/2029	4,169	4,058	4,054	2.87
Excelitas Technologies Corp.	^	(2)	Capital Equipment	EURIBOR	5.75%	9.05%	8/12/2022	8/12/2029	€1,184	1,194	1,271	0.90
FPG Intermediate Holdco, LLC	#	(2)(3)(8)(9)	Consumer Services	SOFR	6.50%	11.91%	8/5/2022	3/5/2027	36	(163)	(315)	(0.22)

CARLYLE SECURED LENDING III
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of June 30, 2023 (unaudited)
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount**	Amortized Cost (4)	Fair Value (5)	% of Net Assets
Guidehouse LLP	#	(2)(3)(8)	Sovereign & Public Finance	SOFR	6.25%	11.45%	9/30/2022	10/16/2028	$79	$78	$78	0.06%
Hercules Borrower LLC	#	(2)(3)(8)(9)	Environmental Industries	SOFR	5.50%	10.84%	9/10/2021	12/14/2026	1	1	1	0.00
Hoosier Intermediate, LLC	#	(2)(3)(9)	Healthcare & Pharmaceuticals	LIBOR	5.50%	10.82%	11/15/2021	11/15/2028	4	4	4	0.00
HS Spa Holdings Inc.	^	(2)(3)(9)	Consumer Services	SOFR	5.75%	11.06%	6/2/2022	6/2/2029	875	858	856	0.61
IQN Holding Corp.	^	(2)(3)(9)	Business Services	SOFR	5.25%	10.38%	5/2/2022	5/2/2029	2,494	2,449	2,446	1.73
Jeg's Automotive, LLC	#	(2)(3)(8)(9)	Automotive	SOFR	6.00%	11.37%	12/22/2021	12/22/2027	4	4	3	0.00
Kaseya, Inc.	#	(2)(3)(9)	High Tech Industries	SOFR	3.75% (2.50% PIK)	11.35%	6/23/2022	6/23/2029	1,396	1,292	1,293	0.91
LVF Holdings, Inc.	#	(2)(3)(8)(9)	Beverage & Food	SOFR	6.25%	11.64%	6/10/2021	6/10/2027	20	20	20	0.01
Material Holdings, LLC	#	(2)(3)(8)(9)	Business Services	SOFR	6.00%	11.34%	8/19/2021	8/19/2027	5	5	4	0.00
Maverick Acquisition, Inc.	#	(2)(3)	Aerospace & Defense	LIBOR	6.25%	11.44%	6/1/2021	6/1/2027	22	21	18	0.01
Medical Manufacturing Technologies, LLC	#	(2)(3)(8)(9)	Healthcare & Pharmaceuticals	SOFR	5.50%	10.44%	12/23/2021	12/23/2027	4	4	4	0.00
NEFCO Holding Company LLC	#^	(2)(3)(8)(9)	Construction & Building	SOFR	6.50%	11.80%	8/5/2022	8/5/2028	4,252	4,119	4,172	2.95
North Haven Fairway Buyer, LLC	#^	(2)(3)(9)	Consumer Services	SOFR	6.50%	11.73%	5/17/2022	5/17/2028	15,035	14,766	14,620	10.33
North Haven Stallone Buyer, LLC	#	(2)(3)(9)	Consumer Services	SOFR	5.75%	11.28%	10/11/2022	5/24/2027	49	46	46	0.03
Oak Purchaser, Inc.	#^	(2)(3)(9)	Business Services	SOFR	5.50%	10.37%	4/28/2022	4/28/2028	4,057	3,997	3,843	2.72
Oranje Holdco, Inc.	#^	(2)(3)(9)	Business Services	SOFR	7.75%	12.79%	2/1/2023	2/1/2029	8,052	7,837	7,927	5.60
Pestco Intermediate, LLC	^	(2)(3)(8)(9)	Environmental Industries	SOFR	6.75%	12.14%	2/6/2023	2/17/2028	5,546	5,320	5,289	3.74
PF Atlantic Holdco 2, LLC	#	(2)(3)(8)(9)	Leisure Products & Services	SOFR	5.50%	10.89%	11/12/2021	11/12/2027	4	4	4	0.00
Project Castle, Inc.	^	(2)(3)	Capital Equipment	SOFR	5.50%	10.41%	6/24/2022	6/1/2029	993	899	834	0.59
Pushpay USA Inc.	#^	(2)(3)(8)(9)	Diversified Financial Services	SOFR	6.75%	11.97%	5/10/2023	5/10/2030	12,037	11,654	11,648	8.23
PXO Holdings I Corp.	#	(2)(3)(8)(9)	Chemicals, Plastics & Rubber	SOFR	5.50%	10.85%	3/8/2022	3/8/2028	4	4	4	0.00
QNNECT, LLC	^	(2)(3)(9)	Aerospace & Defense	SOFR	7.00%	12.08%	11/2/2022	11/2/2029	5,329	5,143	5,279	3.73
Quantic Electronics, LLC	#	(2)(3)(8)(9)	Aerospace & Defense	SOFR	6.25%	11.62%	8/17/2021	3/1/2027	7	7	7	0.00
Radwell Parent, LLC	#^	(2)(3)(9)	Wholesale	SOFR	6.75%	11.99%	12/1/2022	4/1/2029	14,093	13,676	13,840	9.78
RSC Acquisition, Inc.	#	(2)(3)(8)(9)	Diversified Financial Services	SOFR	5.50%	10.76%	5/31/2022	11/1/2026	9,278	9,199	9,060	6.40
SCP Eye Care HoldCo, LLC	#^	(2)(3)(8)(9)	Healthcare & Pharmaceuticals	SOFR	5.75%	10.99%	10/7/2022	10/7/2029	8,175	7,880	7,938	5.61

CARLYLE SECURED LENDING III
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of June 30, 2023 (unaudited)
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount**		Amortized Cost (4)	Fair Value (5)	% of Net Assets
Smarsh Inc.	#	(2)(3)(9)	Software	SOFR	6.50%	11.84%	2/18/2022	2/18/2029		$1	$1	$1	0.00%
Spotless Brands, LLC	#^	(2)(3)(8)(9)	Consumer Services	SOFR	6.50%	11.71%	6/21/2022	7/25/2028		14,031	13,776	13,719	9.70
Summit Acquisition, Inc.	^	(2)(3)(9)	Diversified Financial Services	SOFR	6.75%	11.99%	5/4/2023	5/1/2030		4,466	4,289	4,286	3.03
The Carlstar Group LLC	#^	(2)(3)(8)(9)	Automotive	SOFR	6.50%	11.69%	7/8/2022	7/8/2027		7,040	6,882	6,992	4.94
TIBCO Software Inc.	#	(2)(3)	High Tech Industries	SOFR	4.50%	9.84%	9/30/2022	3/31/2029		2,494	2,285	2,329	1.65
Trader Corporation (Canada)	#^	(2)(3)(6)(9)	Automotive	CDOR	6.75%	11.96%	12/22/2022	12/22/2029	C$	12,051	8,633	8,963	6.34
Tufin Software North America, Inc.	^	(2)(3)(8)(9)	Software	SOFR	7.69%	13.07%	8/17/2022	8/17/2028		7,311	7,177	7,139	5.05
USALCO, LLC	#	(2)(3)(8)	Chemicals, Plastics & Rubber	SOFR	6.00%	11.22%	10/19/2021	10/19/2027		5	5	5	0.00
USR Parent Inc.	^	(2)(3)(10)	Retail	SOFR	7.60%	12.76%	4/22/2022	4/25/2027		4,000	3,968	3,897	2.75
Wineshipping.com LLC	#	(2)(3)(8)(9)	Beverage & Food	SOFR	5.75%	11.15%	10/29/2021	10/29/2027		4	4	4	0.00
Yellowstone Buyer Acquisition, LLC	#	(2)(3)	Consumer Goods: Durable	LIBOR	5.75%	11.02%	9/13/2021	9/13/2027		2	2	2	0.00
First Lien Debt Total											$258,851	$259,096	183.12%
Second Lien Debt (0.0% of fair value)
11852604 Canada Inc. (Canada)	#	(2)(3)(6)(8)	Healthcare & Pharmaceuticals	SOFR	9.50% (100% PIK)	14.89%	9/30/2021	9/30/2028		$4	$4	$4	0.00%
AP Plastics Acquisition Holdings, LLC	#	(2)(3)(8)	Chemicals, Plastics & Rubber	SOFR	7.50%	12.69%	8/10/2021	8/10/2029		10	10	10	0.01
Blackbird Purchaser, Inc.	#	(2)(3)(8)	Capital Equipment	SOFR	7.50%	12.70%	12/14/2021	4/8/2027		2	2	2	0.00
Second Lien Debt Total											$16	$16	0.01%

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
Equity Investments (1.2% of fair value)
Blackbird Holdco, Inc.	#	(7)	Capital Equipment	12/14/2021	0	$2	$2	0.00%
Buckeye Parent, LLC	#	(7)	Automotive	12/22/2021	0	0	0	0.00
GB Vino Parent, L.P.	#	(7)	Beverage & Food	10/29/2021	0	0	0	0.00
NearU Holdings LLC	#	(7)	Consumer Services	8/16/2022	5	494	499	0.35
NEFCO Holding Company LLC	#	(7)	Construction & Building	8/5/2022	0	152	152	0.11
Pascal Ultimate Holdings, L.P	#	(7)	Capital Equipment	7/21/2021	0	0	0	0.00
Picard Parent, Inc.	#	(7)	High Tech Industries	9/30/2022	2	2,221	2,247	1.59
Profile Holdings I, LP	#	(7)	Chemicals, Plastics & Rubber	3/8/2022	0	0	0	0.00

CARLYLE SECURED LENDING III
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of June 30, 2023 (unaudited)
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
Summit K2 Midco, Inc.	#	(7)	Diversified Financial Services	4/27/2023	91	$91	$91	0.06%
Talon MidCo 1 Limited	#	(7)	Software	8/17/2022	19,416	194	229	0.16
Equity Investments Total						$3,154	$3,220	2.27%
Total investments—non-controlled/non-affiliated						$262,021	$262,332	185.40%
Total investments						$262,021	$262,332	185.4%

# Denotes that all or a portion of the assets are owned by Carlyle Secured Lending III (together with its consolidated subsidiary, "we," "us," "our," "CSL III," or the "Company"). The Company has entered into a senior secured revolving credit facility (the "Subscription Facility"). The lenders of the Subscription Facility have a first lien security interest in substantially all of the portfolio investments held by the Company (see Note 5, Borrowings, to these unaudited consolidated financial statements). Accordingly, such assets are not available to creditors of the Company's wholly owned subsidiary, Carlyle Secured Lending III SPV, L.L.C. (the "SPV").
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
** Par amount is denominated in USD (“$”) unless otherwise noted, as denominated in Euro (“€”), Canadian Dollar (“C$”), or British Pound (“£”).

(1)    Unless otherwise indicated, issuers of debt and equity investments held by the Company are domiciled in the United States. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of June 30, 2023, the Company does not “control” any of these portfolio companies. Under the Investment Company Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of June 30, 2023, the Company is not an “affiliated person” of any of these portfolio companies. Certain portfolio company investments are subject to contractual restrictions on sales.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR, the Secured Overnight Financing Rate (“SOFR”) or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of June 30, 2023. As of June 30, 2023, the reference rates for our variable rate loans were the 30-day LIBOR at 5.22%, the 90-day LIBOR at 5.55%, the 180-day LIBOR at 5.76%, the 30-day SOFR at 5.14%, the 90-day SOFR at 5.27%, the 180-day SOFR at 5.39%, the daily SONIA at 4.93%, the 90-day EURIBOR at 3.58% and the 30-day CDOR at 5.40% .
(3)Loan includes interest rate floor feature, which is generally ranges from 0.50% to 1.00%.
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
(7)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act, unless otherwise noted. As of June 30, 2023, the aggregate fair value of these securities is $3,220, or 2.27% of the Company's net assets.
(8)Loans include a credit spread adjustment that ranges from 0.10% to 0.43%.
(9)As of June 30, 2023, the Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans:

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount**	Fair Value
First and Second Lien Debt—unfunded delayed draw and revolving term loans commitments
ADPD Holdings, LLC	Delayed Draw	1.00%	$90	$(2)
ADPD Holdings, LLC	Delayed Draw	1.00	6,264	(143)
ADPD Holdings, LLC	Revolver	0.50	828	(19)

CARLYLE SECURED LENDING III
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of June 30, 2023 (unaudited)
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount**	Fair Value
Alpine Acquisition Corp II	Revolver	0.50%	$1,379	$(37)
Apex Companies Holdings, LLC	Delayed Draw	1.00	2,305	(56)
Ascend Buyer, LLC	Revolver	0.50	0	0
Associations, Inc.	Delayed Draw	1.00	2,032	(37)
Associations, Inc.	Revolver	0.50	1	0
Atlas AU Bidco Pty Ltd (Australia)	Revolver	0.50	67	(1)
Avalara, Inc.	Revolver	0.50	1,350	6
BlueCat Networks, Inc. (Canada)	Delayed Draw	0.50	26	0
BlueCat Networks, Inc. (Canada)	Delayed Draw	0.50	4,556	(60)
CD&R Madison Parent Ltd (United Kingdom)	Delayed Draw	1.50	£542	(13)
Celerion Buyer, Inc.	Delayed Draw	1.00	499	(6)
Celerion Buyer, Inc.	Revolver	0.50	249	(3)
Coupa Holdings, LLC	Delayed Draw	1.00	193	(2)
Coupa Holdings, LLC	Revolver	0.50	148	(1)
CPI Intermediate Holdings, Inc.	Delayed Draw	1.00	2,782	(112)
CST Holding Company	Revolver	0.50	470	(8)
Denali Midco 2, LLC	Delayed Draw	1.00	4,300	(171)
Dwyer Instruments, Inc.	Delayed Draw	1.00	5,946	(63)
Dwyer Instruments, Inc.	Revolver	0.50	627	(7)
Eliassen Group, LLC	Delayed Draw	1.00	3,741	(44)
Ellkay, LLC	Revolver	0.50	0	0
Excel Fitness Holdings, Inc.	Revolver	0.50	198	(10)
Excelitas Technologies Corp.	Delayed Draw	0.50	1,517	(28)
Excelitas Technologies Corp.	Revolver	0.50	525	(10)
FPG Intermediate Holdco, LLC	Delayed Draw	1.00	12,317	(350)
Hercules Borrower LLC	Delayed Draw	1.00	1	0
Hoosier Intermediate, LLC	Revolver	0.50	1	0
HS Spa Holdings Inc.	Revolver	0.50	105	(2)
IQN Holding Corp.	Delayed Draw	1.00	2,332	(21)
IQN Holding Corp.	Revolver	0.50	407	(4)
Jeg's Automotive, LLC	Delayed Draw	1.00	1	0
Kaseya, Inc.	Delayed Draw	1.00	4,211	(72)
Kaseya, Inc.	Revolver	0.50	385	(7)
LVF Holdings, Inc.	Revolver	0.50	1	0
Material Holdings, LLC	Delayed Draw	—	4	0
Medical Manufacturing Technologies, LLC	Revolver	0.50	0	0

CARLYLE SECURED LENDING III
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of June 30, 2023 (unaudited)
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount**		Fair Value
NEFCO Holding Company LLC	Delayed Draw	1.00%		$2,903	$(30)
NEFCO Holding Company LLC	Revolver	0.50		475	(5)
North Haven Fairway Buyer, LLC	Revolver	0.50		923	(24)
North Haven Stallone Buyer, LLC	Delayed Draw	1.00		151	(3)
Oak Purchaser, Inc.	Delayed Draw	0.50		2,668	(78)
Oak Purchaser, Inc.	Revolver	0.50		584	(17)
Oranje Holdco, Inc.	Revolver	0.50		1,006	(14)
Pestco Intermediate, LLC	Delayed Draw	2.00		2,081	(67)
Pestco Intermediate, LLC	Revolver	0.50		357	(12)
PF Atlantic Holdco 2, LLC	Delayed Draw	1.00		1	0
PF Atlantic Holdco 2, LLC	Revolver	0.50		0	0
Pushpay USA Inc.	Revolver	0.50		926	(28)
PXO Holdings I Corp.	Delayed Draw	1.00		0	0
PXO Holdings I Corp.	Revolver	0.50		0	0
QNNECT, LLC	Delayed Draw	1.00		1,325	(10)
Quantic Electronics, LLC	Delayed Draw	1.00		3	0
Radwell Parent, LLC	Revolver	0.38		837	(14)
RSC Acquisition, Inc.	Delayed Draw	1.00		1,002	(21)
SCP Eye Care HoldCo, LLC	Delayed Draw	1.00		1,966	(43)
SCP Eye Care HoldCo, LLC	Revolver	0.50		546	(12)
Smarsh Inc.	Delayed Draw	1.00		0	0
Smarsh Inc.	Revolver	0.50		0	0
Spotless Brands, LLC	Revolver	0.50		457	(10)
Summit Acquisition, Inc.	Delayed Draw	1.00		1,031	(31)
Summit Acquisition, Inc.	Revolver	0.50		515	(15)
The Carlstar Group LLC	Revolver	0.50		1,829	(10)
Trader Corporation (Canada)	Revolver	0.50	C$	906	(15)
Tufin Software North America, Inc.	Revolver	0.50		357	(8)
Wineshipping.com LLC	Delayed Draw	1.00		0	0
Wineshipping.com LLC	Revolver	0.50		0	0
Total unfunded commitments				$83,166	$(1,750)

(10) In addition to the interest earned based on the stated interest rate of this loan, which is the amount reflected in this schedule, the Company is entitled to receive additional interest as a result of an agreement among lenders, which has been included in the spread of each applicable investment. Pursuant to the agreement among lenders in respect of this loan, this investment represents a first lien/last out loan, which has a secondary priority behind the first lien/first out loan with respect to principal, interest and other payments.

CARLYLE SECURED LENDING III
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of June 30, 2023 (unaudited)
(dollar amounts in thousands)

As of June 30, 2023, investments at amortized cost and fair value consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value
First Lien Debt	$258,851	$259,096	98.8%
Second Lien Debt	16	16	0.0
Equity Investments	3,154	3,220	1.2
Total	$262,021	$262,332	100.0%
The rate type of debt investments at amortized cost and fair value as of June 30, 2023 was as follows:

Rate Type	Amortized Cost	Fair Value	% of Fair Value of First and Second Lien Debt
Floating Rate	$258,867	$259,112	100.0%
Fixed Rate	—	—	—
Total	$258,867	$259,112	100.0%

CARLYLE SECURED LENDING III
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of June 30, 2023 (unaudited)
(dollar amounts in thousands)

The industry composition of investments at amortized cost and fair value as of June 30, 2023 was as follows:

Industry	Amortized Cost	Fair Value	% of Fair Value
Aerospace & Defense	$5,171	$5,304	2.0%
Automotive	15,519	15,958	6.1
Beverage & Food	24	24	0.0
Business Services	26,260	26,401	10.1
Capital Equipment	14,061	14,145	5.4
Chemicals, Plastics & Rubber	19	19	0.0
Construction & Building	8,004	7,997	3.0
Consumer Goods: Durable	2	2	0.0
Consumer Goods: Non-Durable	4,810	4,862	1.9
Consumer Services	42,104	41,537	15.8
Containers, Packaging & Glass	14,418	14,429	5.5
Diversified Financial Services	38,394	38,652	14.8
Environmental Industries	15,019	15,004	5.7
Healthcare & Pharmaceuticals	10,943	11,048	4.2
High Tech Industries	12,788	12,919	4.9
Leisure Products & Services	4,444	4,296	1.6
Retail	3,968	3,897	1.5
Software	9,471	9,506	3.6
Sovereign & Public Finance	78	78	0.0
Telecommunications	11,357	11,010	4.2
Transportation: Cargo	8,678	8,561	3.3
Wholesale	16,489	16,683	6.4
Total	$262,021	$262,332	100.0%

CARLYLE SECURED LENDING III
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of June 30, 2023 (unaudited)
(dollar amounts in thousands)

The geographical composition of investments at amortized cost and fair value as of June 30, 2023 was as follows:

Geography	Amortized Cost	Fair Value	% of Fair Value
Australia	$700	$714	0.3%
Canada	14,927	15,303	5.8
United Kingdom	4,074	4,277	1.6
United States	242,320	242,038	92.3
Total	$262,021	$262,332	100.0%
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

CARLYLE SECURED LENDING III
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2022
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount		Fair Value
PXO Holdings I Corp.	Delayed Draw	1.00%		$0	$(0)
PXO Holdings I Corp.	Revolver	0.50		0	(0)
QNNECT, LLC	Delayed Draw	1.00		1,386	(42)
Quantic Electronics, LLC	Delayed Draw	1.00		3	(0)
Radwell Parent, LLC	Revolver	0.38		1,047	(31)
RSC Acquisition, Inc.	Delayed Draw	1.00		7,293	(331)
SCP Eye Care HoldCo, LLC	Delayed Draw	1.00		2,352	(57)
SCP Eye Care HoldCo, LLC	Revolver	0.50		1,035	(25)
Smarsh Inc.	Delayed Draw	1.00		0	(0)
Smarsh Inc.	Revolver	0.50		0	(0)
Spotless Brands, LLC	Revolver	0.50		457	(14)
The Carlstar Group LLC	Revolver	0.50		1,829	(24)
Trader Corporation (Canada)	Revolver	0.50	C$	906	(31)
Trafigura Trading LLC	Revolver	0.50		0	(0)
Tufin Software North America, Inc.	Delayed Draw	—		31	(1)
Tufin Software North America, Inc.	Revolver	0.50		357	(11)
Wineshipping.com LLC	Delayed Draw	1.00		0	(0)
Wineshipping.com LLC	Revolver	0.50		0	(0)
Total unfunded commitments				$100,069	$(2,646)

As of December 31, 2022, investments at amortized cost and fair value consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value
First Lien Debt	$199,120	$197,068	98.5%
Second Lien Debt	16	15	0.0
Equity Investments	2,979	2,998	1.5
Total	$202,115	$200,081	100.0%

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
As of June 30, 2023
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
The interim consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. Accordingly, certain disclosures accompanying the annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments considered necessary for the fair presentation of consolidated financial statements for the interim periods presented have been included. These adjustments are of a normal, recurring nature. This Form 10-Q should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2022. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the operating results to be expected for the full year.
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
Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash consist of demand deposits and highly liquid investments (e.g., money market funds, U.S. treasury notes) with original maturities of three months or less. Cash equivalents are carried at amortized cost, which approximates fair value. The Company’s cash, cash equivalents and restricted cash are held with two large financial institutions and cash held in such financial institutions may, at times, exceed the Federal Deposit Insurance Corporation insured limit. As of June 30, 2023 and December 31, 2022, the Company held restricted cash balances of $6,345 and $726, respectively, which represent amounts that are collected and held by trustees appointed by the Company for payment of interest expense and principal on the outstanding borrowings, or reinvestment into new assets, and as custodians of the assets securing certain of the Company’s financing transactions. As of June 30, 2023 approximately $322 of the restricted cash balances were denominated in a foreign currency. There was no restricted cash balances denominated in a foreign currency as of December 31, 2022.
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
The Company may have loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK income represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. As of June 30, 2023 and December 31, 2022, the fair value of the loans in the portfolio with PIK provisions was $11,306 and $6,381 respectively, which represented approximately 4.3% and 3.2%, respectively, of total investments at fair value. For the three and six months ended June 30, 2023, the Company earned $71 and $210, respectively, in PIK income. For the three and six months ended June 30, 2022, the Company earned less than $1 and $1, respectively, in PIK income. In 2022, the Company began presenting PIK income as a separate financial statement line item in the accompanying Consolidated Statements of Operations, which had previously been included in interest income. Prior periods have been conformed to the current presentation.
Other Income
Other income may include income such as consent, waiver, amendment, commitment, underwriting and prepayment fees associated with the Company’s investment activities as well as any fees for managerial assistance services rendered by the Company to the portfolio companies. Such fees are recognized as income when earned or the services are rendered. The Company may receive fees for guaranteeing the outstanding debt of a portfolio company. Such fees are amortized into other income over the life of the guarantee. The unamortized amount, if any, is included in other assets in the accompanying Consolidated Statements of Assets and Liabilities. For the three and six months ended June 30, 2023, the Company earned $569 and $795, respectively, in other income, primarily from commitment fees. For the three and six months ended June 30, 2022, the Company earned $127 and $166, respectively, in other income, primarily from commitment fees.
Non-Accrual Income
Loans are generally placed on non-accrual status when principal or interest payments are past due or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest are current or there is no longer any reasonable doubt that such principal or interest will be collected in full and, in management’s judgment, are likely to remain current. Management may determine not to place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of June 30, 2023 and June 30, 2022, there were no first or second lien debt investments on non-accrual status.
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
The Company’s offering costs will be amortized over the twelve months beginning on the closing date for all closings occurring after the Initial Closing Date. As of June 30, 2023 and December 31, 2022, the Investment Advisor has incurred $2,235 and $2,199, respectively, of Organizational and Offering Costs, of which $452 and $417, respectively, would be reimbursable by the Company, subject to the Reimbursement Agreement (as defined below) and included in accrued organizational expenses and deferred offering costs payable in the accompanying Consolidated Statements of Assets and Liabilities. For the three months ended June 30, 2023, organizational expense and offering cost expense amounted to $2 and $33, respectively. For the six months ended June 30, 2023, organizational expense and offering cost expense amounted to $12 and $66, respectively. For the three months ended June 30, 2022, organizational expense and offering cost expense amounted to $34 and $25, respectively. For the six months ended June 30, 2022, organizational expense and offering cost expense amounted to $36 and $60, respectively.
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
In addition, based on the excise distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner an amount at least equal to the sum of (1) 98% of its ordinary income for each calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in the preceding year. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed. The Company intends to make sufficient distributions each taxable year to satisfy the excise distribution requirements as reasonable. For the three and six months ended June 30, 2023, the Company incurred $8 and $17 in excise tax, respectively. For the three and six months ended June 30, 2022, the Company did not incur excise tax.
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
In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the consolidated financial statements as of June 30, 2023 and December 31, 2022.
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
Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur. For the three and six months ended June 30, 2023 and 2022, there were no transfers between levels.
The following tables summarize the Company’s investments measured at fair value on a recurring basis by the above fair value hierarchy levels as of June 30, 2023 and December 31, 2022:

	June 30, 2023
	Level 1	Level 2	Level 3	Total
Assets
First Lien Debt	$—	$—	$259,096	$259,096
Second Lien Debt	—	—	16	16
Equity Investments	—	—	3,220	3,220
Total	$—	$—	$262,332	$262,332

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
First Lien Debt	$—	$—	$197,068	$197,068
Second Lien Debt	—	—	15	15
Equity Investments	—	—	2,998	2,998
Total	$—	$—	$200,081	$200,081

The changes in the Company’s investments at fair value for which the Company has used Level 3 inputs to determine fair value and net change in unrealized appreciation (depreciation) included in earnings for Level 3 investments still held are as follows:

	Financial Assets
	For the three months ended June 30, 2023
	First Lien Debt	Second Lien Debt	Equity Investments	Total
Balance, beginning of period	$234,348	$16	$3,108	$237,472
Purchases	24,705	—	91	24,796
Sales	—	—	—	—
Paydowns	(1,548)	—	—	(1,548)
Accretion of discount	292	—	2	294
Net realized gains (losses)	1	—	—	1
Net change in unrealized appreciation (depreciation)	1,298	—	19	1,317
Balance, end of period	$259,096	$16	$3,220	$262,332
Net change in unrealized appreciation (depreciation) included in earnings related to investments still held at the reporting date included on the Consolidated Statements of Operations	$1,298	$—	$19	$1,317

	Financial Assets
	For the six months ended June 30, 2023
	First Lien Debt	Second Lien Debt	Equity Investments	Total
Balance, beginning of period	$197,068	$15	$2,998	$200,081
Purchases	62,342	—	172	62,514
Sales	25	—	—	25
Paydowns	(3,183)	—	—	(3,183)
Accretion of discount	536	1	3	540
Net realized gains (losses)	10	—	—	10
Net change in unrealized appreciation (depreciation)	2,298	—	47	2,345
Balance, end of period	$259,096	$16	$3,220	$262,332
Net change in unrealized appreciation (depreciation) included in earnings related to investments still held at the reporting date included on the Consolidated Statements of Operations	$2,298	$—	$47	$2,345

	Financial Assets
	For the three months ended June 30, 2022
	First Lien Debt	Second Lien Debt	Equity Investments	Total
Balance, beginning of period	$112	$15	$2	$129
Purchases	34,297	0	0	34,297
Sales	—	—	—	—
Paydowns	(347)	—	—	(347)
Accretion of discount	28	0	—	28
Net realized gains (losses)	—	—	—	—
Net change in unrealized appreciation (depreciation)	(386)	(0)	0	(386)
Balance, end of period	$33,704	$15	$2	$33,721
Net change in unrealized appreciation (depreciation) included in earnings related to investments still held at the reporting date included on the Consolidated Statements of Operations	$(386)	$(0)	$0	$(386)

	Financial Assets
	For the six months ended June 30, 2022
	First Lien Debt	Second Lien Debt	Equity Investments	Total
Balance, beginning of period	$99	$16	$2	$117
Purchases	34,312	0	0	34,312
Paydowns	(349)	—	—	(349)
Accretion of discount	28	0	—	28
Net change in unrealized appreciation (depreciation)	(386)	(1)	0	(387)
Balance, end of period	$33,704	$15	$2	$33,721
Net change in unrealized appreciation (depreciation) included in earnings related to investments still held at the reporting date included on the Consolidated Statements of Operations	$(386)	$(1)	$0	$(387)
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
The following tables summarize the quantitative information related to the significant unobservable inputs for Level 3 instruments which are carried at fair value as of June 30, 2023 and December 31, 2022:

	Fair Value as of June 30, 2023	Valuation Techniques	Significant Unobservable Inputs	Range
				Low	High	Weighted Average
Investments in First Lien Debt	$243,162	Discounted Cash Flow	Discount Rate	6.51%	15.01%	7.87%
	15,934	Consensus Pricing	Indicative Quotes	97.00%	97.00%	97.00%
Total First Lien Debt	259,096
Investments in Second Lien Debt	16	Discounted Cash Flow	Discount Rate	8.25%	13.51%	10.46%
Total Second Lien Debt	16
Investments in Equity	3,220	Income Approach	Discount Rate	17.37%	18.36%	18.36%
Total Equity Investments	3,220
Total Level 3 Investments	$262,332

	Fair Value as of December 31, 2022	Valuation Techniques	Significant Unobservable Inputs	Range
				Low	High	Weighted Average
Investments in First Lien Debt	$158,355	Discounted Cash Flow	Discount Rate	6.82%	13.13%	8.03%
	38,713	Consensus Pricing	Indicative Quotes	97.00%	99.25%	97.22%
Total First Lien Debt	197,068
Investments in Second Lien Debt	15	Discounted Cash Flow	Discount Rate	9.61%	12.91%	10.46%
Total Second Lien Debt	15
Investments in Equity	2,998	Income Approach	Discount Rate	13.70%	18.67%	18.66%
Total Equity Investments	2,998
Total Level 3 Investments	$200,081
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

For the three months ended June 30, 2023 and 2022, $1,080 and $484 of other operating expenses were reimbursable by the Investment Adviser under the agreement relating to other operating expenses incurred during the respective periods. For the six months ended June 30, 2023 and 2022, $1,654 and $1,679 of other operating expenses were reimbursable by the Investment Adviser under the agreement relating to other operating expenses incurred during the respective periods. As of June 30, 2023 and December 31, 2022, the Company has incurred other operating expenses of $4,724 and $3,070 respectively, that are subject to reimbursement by the Investment Adviser under the agreement, of which $1,308 and $1,490, respectively, are included in Due from Investment Adviser on the Consolidated Statements of Assets and Liabilities. All amounts eligible for recovery by the Investment Adviser from the Company at June 30, 2023 will expire three years after the first Required Expense Payment.
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
For the three and six months ended June 30, 2023, the Company incurred $421 and $561, respectively, in fees under the Administration Agreement. For the three and six months ended June 30, 2022, the Company incurred $37 and $37, respectively, in fees under the Administration Agreement. Fees incurred under the Administration Agreement are included in administrative service fees in the accompanying unaudited Consolidated Statements of Operations. As of June 30, 2023 and December 31, 2022, $503 and $396, respectively, was unpaid and included in administrative service fees payable in the accompanying unaudited Consolidated Statements of Assets and Liabilities.

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
For the three and six months ended June 30, 2023, fees incurred in connection with the State Street Sub-Administration Agreement and the DST Sub-Administration Agreement amounted to $199 and $276, respectively. For the three and six months ended June 30, 2022, fees incurred in connection with the State Street Sub-Administration Agreement and the DST Sub-Administration Agreement amounted to $50 and $161, respectively. These fees are included in other general and administrative expenses in the accompanying unaudited Consolidated Statements of Operations. As of June 30, 2023 and December 31, 2022, $287 and $47, respectively, was unpaid and included in other accrued expenses and liabilities in the accompanying unaudited Consolidated Statements of Assets and Liabilities.
Placement Fees
On June 21, 2021, the Company entered into a placement fee arrangement with TCG Capital Markets L.L.C. (“TCG”), a licensed broker dealer and an affiliate of the Investment Adviser, which may require shareholders to pay a placement fee to TCG for TCG’s services.
For the three and six months ended June 30, 2023 and 2022, TCG did not earn placement fees from the Company’s shareholder in connection with the issuance or sale of common shares of beneficial interest of the Company, par value $0.001 per share.
Board of Trustees
The Company’s Board of Trustees currently consists of seven members, four of whom are Independent Trustees. The Board of Trustees has established an audit committee and a pricing committee of the Board of Trustees, and may establish additional committees in the future. For the three and six months ended June 30, 2023 the Company incurred $63 and $130, respectively, in fees and expenses associated with its Independent Trustees’ services on the Company's Board of Trustees and its committees. For the three and six months ended June 30, 2022, the Company incurred $85 and $183, respectively, in fees and expenses associated with its Independent Trustees’ services on the Company's Board of Trustees and its committees. These fees are included in trustees’ fees and expenses in the accompanying Consolidated Statements of Operations. As of June 30, 2023 and December 31, 2022, no fees or expenses associated with the Board of Trustees were payable.
5. BORROWINGS
The Company and the SPV are party to the Credit Facilities as described below. In accordance with the Investment Company Act, the Company is currently only allowed to borrow amounts such that its asset coverage, as defined in the Investment Company Act, is at least 150% after such borrowing. As of June 30, 2023, asset coverage was 206.84%, and the Company and the SPV were in compliance with all covenants and other requirements under the Credit Facilities as of June 30, 2023. Below is a summary of the borrowings and repayments under the Credit Facilities for the three and six months ended June 30, 2023 and 2022.

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Outstanding borrowing, beginning of period	$127,104	$—	$98,631	$—
Borrowings	13,000	19,650	57,720	19,650
Repayments	(8,000)	—	(24,400)	—
Foreign currency translation	310	—	463	—
Outstanding borrowing, end of period	$132,414	$19,650	$132,414	$19,650
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
Summary of the Credit Facilities
The Credit Facilities consisted of the following as of June 30, 2023 and December 31, 2022:

	June 30, 2023
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Subscription Facility	$45,000	$44,714	$286	$286
SPV Credit Facility	150,000	87,700	62,300	43,679
Total	$195,000	$132,414	$62,586	$43,965

	December 31, 2022
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Subscription Facility	$45,000	$43,931	$1,069	$1,069
SPV Credit Facility	150,000	54,700	95,300	43,729
Total	$195,000	$98,631	$96,369	$44,798

(1)The unused portion is the amount upon which commitment fees are based.
(2)Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.
For the three and six months ended June 30, 2023 and 2022, the components of interest expense and credit facility fees were as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Interest expense	$2,369	$101	$4,553	$101
Facility unused commitment fee	54	23	110	23
Amortization of deferred financing costs	244	69	409	69
Total interest expense and credit facility fees	$2,667	$193	$5,072	$193
Cash paid for interest expense and credit facility fees	$2,100	$84	$3,876	$84

Weighted average principal debt outstanding	$124,305	$11,846	$122,667	$5,956
Weighted average interest rate(1)	7.55%	3.35%	7.39%	3.35%
(1) Excludes facility unused commitment fee and amortization of deferred financing costs and debt issuance costs.
As of June 30, 2023 and December 31, 2022, the components of interest and credit facility fees payable were as follows:

	As of
	June 30, 2023	December 31, 2022
Interest expense payable	$1,572	$652
Unused commitment fees payable	52	75
Total interest expense and credit facility fees payable	$1,624	$727
Weighted average interest rate (based on floating benchmark rates)	7.64%	6.41%

6. COMMITMENTS AND CONTINGENCIES

A summary of significant contractual payment obligations was as follows as of June 30, 2023 and December 31, 2022:

	Par Value as of
Payment Due by Period	June 30, 2023	December 31, 2022
Less than 1 year	$44,714	$—
1-3 years	—	43,931
3-5 years	—	—
More than 5 years	87,700	54,700
Total	$132,414	$98,631
In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnification or warranties. Future events could occur that lead to the execution of these provisions against the Company. The Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the unaudited consolidated financial statements as of June 30, 2023 and December 31, 2022 for any such exposure.
As of June 30, 2023 and December 31, 2022, the Company had $301,511 and $277,898, respectively, in total capital commitments from shareholders, of which $166,531 and $168,237, respectively, was unfunded. As of June 30, 2023 and December 31, 2022, current officers had $250 and $275, respectively, in unfunded capital commitments to the Company.
The Company currently is and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments. The Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of the indicated dates:

	Par/ Principal Amount as of
	June 30, 2023	December 31, 2022
Unfunded delayed draw commitments	$66,934	$84,892
Unfunded revolving loan commitments	16,232	15,177
Total unfunded commitments	$83,166	$100,069
7. NET ASSETS
In connection with its formation, the Company has the authority to issue an unlimited number of common shares of beneficial interest of the Company, par value $0.001 per share (“Shares”).
The following table summarizes capital activity for the three and six months ended June 30, 2023:

	Common Shares of Beneficial Interest		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount
Balance, April 1, 2023	6,906,313	$7	$137,542	$1,739	$6	$(1,292)	$138,002
Dividend reinvestment	68,670	—	1,352	—	—	—	1,352
Net investment income (loss)	—	—	—	4,661	—	—	4,661
Net realized gain (loss)	—	—	—	—	3	—	3
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—	—	1,317	1,317
Net change in unrealized currency gains (losses) on non-investment assets and liabilities	—	—	—	—	—	(309)	(309)
Dividends declared	—	—	—	(3,557)	—	—	(3,557)
Balance, June 30, 2023	6,974,983	$7	$138,894	$2,843	$9	$(284)	$141,469

	Common Shares of Beneficial Interest		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount
Balance, January 1, 2023	5,568,950	$6	$110,873	$955	$—	$(2,162)	$109,672
Common shares of beneficial interest issued	1,269,130	1	25,318	—	—	—	25,319
Dividend reinvestment	136,903	—	2,703	—	—	—	2,703
Net investment income (loss)	—	—	—	8,264	—	—	8,264
Net realized gain (loss)	—	—	—	—	9	—	9
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—	—	2,345	2,345
Net change in unrealized currency gains (losses) on non-investment assets and liabilities	—	—	—	—	—	(467)	(467)
Dividends declared	—	—	—	(6,376)	—	—	(6,376)
Balance, June 30, 2023	6,974,983	$7	$138,894	$2,843	$9	$(284)	$141,469

The following table summarizes capital activity during the three and six months ended June 30, 2022:

	Common Shares of Beneficial Interest		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount
Balance, April 1, 2022	766,040	$1	$15,320	$102	$(1)	$15,422
Common shares of beneficial interest issued	1,528,780	1	30,544	—	—	30,545
Net investment income (loss)	—	—	—	466	—	466
Net change in unrealized appreciation (depreciation) on investments and non-investment assets and liabilities	—	—	—	—	(386)	(386)
Dividends declared	—	—	—	(391)	—	(391)
Balance, June 30, 2022	2,294,820	$2	$45,864	$177	$(387)	$45,656

	Common Shares of Beneficial Interest		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount
Balance, January 1, 2022	5,000	$0	$100	$(729)	$0	$(629)
Common Shares of Beneficial Interest issued	2,289,820	2	45,764	—	—	45,766
Net investment income (loss)	—	—	—	1,297	—	1,297
Net realized gain (loss)	—	—	—	—	—	—
Net change in unrealized appreciation (depreciation) on investments and non-investment assets and liabilities	—	—	—	—	(387)	(387)
Dividends declared	—	—	—	(391)	—	(391)
Balance, June 30, 2022	2,294,820	$2	$45,864	$177	$(387)	$45,656

    The following table summarizes total Shares issued and proceeds related to capital activity during the six months ended June 30, 2023:

	Shares Issued	Proceeds
March 29, 2023	1,269,130	$25,319
Total	1,269,130	$25,319
The following table summarizes total Shares issued and proceeds related to capital activity for the six months ended June 30, 2022:

	Shares Issued	Proceeds
March 31, 2022	761,040	$15,221
June 30, 2022	1,528,780	30,545
Total	2,289,820	$45,766

The Company has adopted a dividend reinvestment plan, pursuant to which the Company will reinvest all cash dividends declared by the Board of Trustees on behalf of the Company’s shareholders who do not elect to receive their dividends in cash. The following table summarizes the Shares issued under the dividend reinvestment plan during the six months ended June 30, 2023:

	Shares Issued	Share Value
January 20, 2023	68,233	$1,351
April 20, 2023	68,670	$1,352
Total	136,903	$2,703

There were no dividends reinvested during the period during the three months ended June 30, 2022.

Capital transactions for June 30, 2023 were executed at an offering price at a premium to net asset value in order to effect a reallocation of previously incurred expenses to investors. There was no increase to net asset value per share resulting from such transactions.

Earnings Per Share

The Company computes earnings per Share in accordance with ASC 260, Earnings Per Share. Basic earnings per Share was calculated by dividing net increase (decrease) in net assets resulting from operations attributable to the Company by the weighted-average number of Shares outstanding for the period. Basic and diluted earnings per Share were as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Net increase (decrease) in net assets resulting from operations	$5,672	$80	$10,151	$910
Weighted-average Shares outstanding	6,960,645	774,422	6,316,443	395,713
Basic and diluted earnings per common Share	$0.81	$0.10	$1.61	$2.30
The following table summarizes the Company’s dividends declared since Commencement:

Date Declared	Record Date	Payment Date	Per Share Amount
2022
June 15, 2022	June 15, 2022	July 15, 2022	$0.51
September 14, 2022	September 14, 2022	October 19, 2022	0.51
December 23, 2022	December 23, 2022	January 20, 2023	0.35
Total			$1.37
2023
March 15, 2023	March 15, 2023	April 20, 2023	$0.50
June 30, 2023	June 30, 2023	July 21, 2023	0.51
Total			$1.01

8. CONSOLIDATED FINANCIAL HIGHLIGHTS
The following is a schedule of unaudited consolidated financial highlights for the six months ended June 30, 2023 and 2022:

	Six months ended June 30,
	2023	2022
Per Share Data:
Net asset value per Share, beginning of period	$19.69	$(125.70)
Net investment income (loss)(1)	1.31	3.28
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments and non-investment assets and liabilities	0.30	(0.98)
Net increase (decrease) in net assets resulting from operations	1.61	2.30
Dividends declared(2)	(1.01)	(0.51)
Effect of offering price of subscriptions(3)	(0.01)	143.28
Net asset value per Share, end of period	$20.28	$19.90
Number of Shares outstanding, end of period	6,974,983	2,294,820
Total return based on net asset value (4)	7.46%	(116.24)%
Net assets, end of period	$141,469	$45,656
Ratio to average net assets(5):
Expenses before incentive fees and waivers and reimbursements of expenses	5.27%	5.04%
Expenses before incentive fees, after waivers and reimbursements of expenses	3.99%	5.04%
Expenses after incentive fees, before waivers and reimbursements of expenses	6.63%	5.04%
Expenses after incentive fees and waivers and reimbursements of expenses	5.35%	(3.29)%
Net investment income (loss)	6.37%	6.44%
Interest expense and credit facility fees	3.91%	0.96%
Ratios/Supplemental Data:
Asset coverage, end of period	206.84%	332.35%
Portfolio turnover	1.32%	7.08%
Total committed capital, end of period	$301,511	$215,765
Ratio of total contributed capital to total committed capital, end of period	44.77%	21.26%
Weighted-average Shares outstanding	6,316,443	395,713
(1)Net investment income (loss) per Share was calculated as net investment income (loss) for the period divided by the weighted average number of Shares outstanding for the period.
(2)Dividends declared per Share was calculated as the sum of dividends declared during the period divided by the number of Shares outstanding at the date of the relevant transactions (refer to Note 7, Net Assets).
(3)Decrease is due to the offering price of subscriptions during the period (See Note 7, Net Assets).
(4)Total return is based on the change in net asset value per Share during the year plus the declared dividends on Shares, assuming reinvestment of dividends in accordance with the dividend reinvestment plan, divided by the beginning net asset value for the year.
(5)These ratios to average net assets have not been annualized.
9. LITIGATION
The Company may become party to certain lawsuits in the ordinary course of business. The Company does not believe that the outcome of current matters, if any, will materially impact the Company or its unaudited consolidated financial statements. As of June 30, 2023 and December 31, 2022, the Company was not subject to any material legal proceedings, nor, to the Company’s knowledge, is any material legal proceeding threatened against the Company.
In addition, portfolio investments of the Company could be the subject of litigation or regulatory investigations in the ordinary course of business. The Company does not believe that the outcome of any current contingent liabilities of its portfolio investments, if any, will materially affect the Company or these unaudited consolidated financial statements.

10. TAX
The Company has not recorded a liability for any uncertain tax positions pursuant to the provisions of ASC 740, Income Taxes, as of June 30, 2023 and December 31, 2022.
In the normal course of business, the Company is subject to examination by federal and certain state, local and foreign tax regulators. As of June 30, 2023 and December 31, 2022, the Company has not yet filed any tax returns and therefore is not yet subject to examination.
The Company’s taxable income for each period is an estimate and will not be finally determined until the Company files its tax return for each year. Therefore, the final taxable income, and the taxable income earned in each period and carried forward for distribution in the following period, may be different than this estimate. The estimated tax character of dividends declared on Shares for the six months ended June 30, 2023 was as follows:

Six months ended June 30,
2023
Ordinary income	$6,376
Tax return of capital	$—
11. SUBSEQUENT EVENTS
Subsequent events have been evaluated through the date the unaudited consolidated financial statements were issued. There have been no subsequent events that require recognition or disclosure through the date the unaudited consolidated financial statements were issued, except as disclosed below and elsewhere in these unaudited consolidated financial statements.
On July 20, 2023, the Company closed on $5,150 of capital commitments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(dollar amounts in thousands, except per share data)
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
We use words such as “anticipates,” “believes,” “expects,” “intends,” “will,” “should,” “may,” “plans,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “targets,” “projects,” “outlook,” “potential,” “predicts” and variations of these words and similar expressions to identify forward-looking statements, although not all forward-looking statements include these words. Our actual results and condition could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Risk Factors” in Part I, Item 1A of our annual report for the year ended December 31, 2022 ( our “December 31, 2022 Form 10-K”).
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
OVERVIEW
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Part I, Item 1 of this Form 10-Q “Financial Statements.” This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to those described in "Risk Factors" in Part I, Item 1A of our December 31, 2022 Form 10-K. Our actual results could differ materially from those anticipated by such forward-looking statements due to factors discussed under “Risk Factors” in our December 31, 2022 Form 10-K and “Cautionary Statement Regarding Forward-Looking Statements” appearing elsewhere in this Form 10-Q.
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
We are externally managed by our Investment Adviser, an investment adviser registered under the Investment Advisers Act of 1940, as amended. Our Administrator provides the administrative services necessary for us to operate. Both our Investment Adviser and our Administrator are subsidiaries of Carlyle Investment Management L.L.C., a subsidiary of Carlyle. The Investment Committee is responsible for reviewing and approving our investment opportunities. The members of the Investment Committee include several of the most senior credit professionals within the Global Credit segment, with backgrounds and expertise across multiple asset classes with significant industry experience and tenure. As of June 30, 2023, our Investment Adviser’s investment team included a team of 211 investment professionals across the Carlyle Global Credit segment. The Investment Committee has delegated approval of certain amendments, follow-on investments with existing borrowers, investments below certain size thresholds (existing or new platforms), and other matters as determined by the Investment Committee to the Screening Committee. In addition, our Investment Adviser and its investment team are supported by a team of finance, operations and administrative professionals currently employed by Carlyle Employee Co., a wholly owned subsidiary of Carlyle. In conducting our investment activities, we believe that we benefit from the significant scale, relationships and resources of Carlyle, including our Investment Adviser and its affiliates.
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
Expenses
Our primary operating expenses, subject to the terms of the Expense Support and Conditional Reimbursement Agreement with our Investment Adviser (the “Reimbursement Agreement”), include the payment of: (i) investment advisory fees, including management fees and incentive fees, to our Investment Adviser pursuant to the Investment Advisory Agreement between us and our Investment Adviser; (ii) costs and other expenses and our allocable portion of overhead incurred by our Administrator in performing its administrative obligations under the Administration Agreement between us and our Administrator; (iii) debt service and other costs of borrowings or other financing arrangements; and (iv) other operating expenses as summarized below:

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
•expenses, including travel expenses, incurred by our Investment Adviser, or members of our Investment Adviser’s investment team, or payable to third parties, performing due diligence on prospective portfolio companies;
•the base management fee and any incentive fee;
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
•transfer agent and custodial fees;
•commissions and other compensation payable to brokers or dealers;
•U.S. federal, state and local taxes;
•Independent Trustee fees and expenses;
•costs of preparing financial statements and maintaining books and records, costs of preparing tax returns, costs of Sarbanes-Oxley Act compliance and attestation and costs of filing reports or other documents with the SEC (or other regulatory bodies), and other reporting and compliance costs, including federal and state registration and any applicable listing fees;
•the costs of any reports, proxy statements or other notices to our shareholders and the costs of any shareholders’ meetings;
•the costs of specialty and custom software for monitoring risk, compliance and overall portfolio;
•fidelity bond, liability insurance, and any other insurance premiums;
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
PORTFOLIO AND INVESTMENT ACTIVITY
Below is a summary of certain characteristics of our investment portfolio as of June 30, 2023 and December 31, 2022.

	As of
	June 30, 2023	December 31, 2022
Number of investments	75	68
Number of portfolio companies	62	57
Number of industries	22	23
Percentage of total investment fair value:
First Lien Debt	98.8%	98.5%
Second Lien Debt	0.0%	0.0%
Total secured debt	98.8%	98.5%
Equity investments	1.2%	1.5%
Percentage of debt investment fair value:
Floating rate (1)	100.0%	100.0%
Fixed interest rate	—%	—%
(1) Primarily subject to interest rate floors.
Our investment activity for the three months ended June 30, 2023 and 2022 is presented below (information presented herein is at amortized cost unless otherwise indicated):

	Three months ended June 30,
	2023	2022
Investments:
Total investments, beginning of period	$238,478	$130
New investments purchased	24,796	34,297
Net accretion of discount on investments	294	28
Net realized gain (loss) on investments	1	—
Investments sold or repaid	(1,548)	(347)
Total Investments, end of period	$262,021	$34,108
Principal amount of investments funded:
First Lien Debt	$25,272	$34,594
Second Lien Debt	—	0
Equity Investments(1)	91	—
Total funded	$25,363	$34,594
Principal amount of investments sold or repaid:
First Lien Debt	$(1,555)	$(351)
Second Lien Debt	—	—
Equity Investments	—	—
Total sold or repaid	$(1,555)	$(351)
Number of new funded debt investments	2	12
Average amount of new funded debt investments(2)	$8,252	$2,937
(1) Based on cost/proceeds of equity activity. The prior period has been conformed to the current presentation.
(2) For the three months ended June 30, 2023 and 2022, 100% of new funded debt investments were at floating interest rates.

As of June 30, 2023 and December 31, 2022, investments consisted of the following:

	June 30, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First Lien Debt	$258,851	$259,096	$199,120	$197,068
Second Lien Debt	16	16	16	15
Equity Investments	3,154	3,220	2,979	2,998
Total	$262,021	$262,332	$202,115	$200,081
The weighted average yields(1) for our first lien debt, second lien debt and income producing investments based on the amortized cost and fair value as of June 30, 2023 and December 31, 2022, were as follows:

	June 30, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First Lien Debt	12.4%	12.3%	11.5%	11.6%
Second Lien Debt	13.9%	13.9%	12.9%	13.2%
First and Second Lien Debt Total	12.4%	12.3%	11.5%	11.6%
Total Debt and Income Producing Investments(2)	12.4%	12.4%	11.5%	11.7%

(1)Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of June 30, 2023 and December 31, 2022. Weighted average yield on debt and income producing investments at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of original issue discount (“OID”) and market discount earned, divided by (b) total fair value included in such securities. Weighted average yield on debt and income producing investments at amortized cost is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned, divided by (b) total amortized cost included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented above.
(2)Income Producing Investments include income producing equity investments.
Total weighted average yields (which includes the effect of accretion of discount and amortization of premiums) of our total debt and income producing securities as measured on an amortized cost basis increased from 11.5% as of December 31, 2022 to 12.4% as of June 30, 2023 primarily due to the impact of benchmark interest rates.
As of June 30, 2023 and December 31, 2022, all of our first and second lien debt investments were performing and current on their interest payments. See the Schedule of Investments as of June 30, 2023 and December 31, 2022 in our unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on these investments, including a list of companies and type and amount of investments.
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

Our Investment Adviser monitors and, when appropriate, changes the risk ratings assigned to each debt investment in our portfolio. Our Investment Adviser reviews our investment ratings in connection with our quarterly valuation process. The below table summarizes the Internal Risk Ratings as of June 30, 2023 and December 31, 2022.

	June 30, 2023		December 31, 2022
	Fair Value	% of Fair Value	Fair Value	% of Fair Value
Internal Risk Rating 1	$—	—%	$—	—%
Internal Risk Rating 2	259,080	100.0	197,041	100.0
Internal Risk Rating 3	32	0.0	41	0.0
Internal Risk Rating 4	—	—	—	—
Internal Risk Rating 5	—	—	—	—
Total	$259,112	100.0%	$197,082	100.0%
As of both June 30, 2023 and December 31, 2022, the weighted average Internal Risk Rating of our debt investment portfolio was 2.0, and none of our debt investments were assigned an Internal Risk Rating of 4-5.
See the Consolidated Schedules of Investments as of June 30, 2023 and December 31, 2022 in our unaudited consolidated financial statements in Part I, Item 1 of this Form 10-Q for more information on our investments, including a list of companies and type and amount of investments.
CONSOLIDATED RESULTS OF OPERATIONS
The net increase or decrease in net assets from operations may vary substantially from period to period as a result of various factors, including the recognition of realized gains and losses and net change in unrealized appreciation and depreciation. As a result, quarterly comparisons may not be meaningful.

Net Investment Income
Net investment income after giving effect to any waivers or reimbursement of expenses for the three and six months ended June 30, 2023 and 2022 was as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Total investment income	$8,339	$588	$15,206	$634
Total expenses (including Excise tax expense)	4,758	606	8,596	1,016
Less waivers and reimbursements of expenses (1)	(1,080)	(484)	(1,654)	(1,679)
Expenses after waivers and reimbursements of expenses	3,678	122	6,942	(663)
Net investment income (loss)	$4,661	$466	$8,264	$1,297

(1) Waivers and reimbursement of expenses represents the amounts reimbursed by the Investment Adviser pursuant to the Reimbursement Agreement. See Note 4, Related Party Transactions, to the unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on the expense waivers and reimbursement of expenses.
Investment Income
Investment income for the three and six months ended June 30, 2023 and 2022 was as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Interest income	$7,699	$461	$14,201	$468
PIK income	71	0	210	0
Other income	569	127	795	166
Total investment income	$8,339	$588	$15,206	$634
Interest and PIK income on our first and second lien debt investments is dependent on the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. The increase in investment income for the three and six months ended June 30, 2023 from the comparable periods in 2022 was driven by an increase in investment balance during the ramp up of the Company and the increase in benchmark interest rates. As of June 30, 2023 and June 30, 2022, there were no first or second lien debt investments on non-accrual status.
The increase in other income for the three and six months ended June 30, 2023 from the comparable periods in 2022 was primarily driven by higher commitment fees.
Expenses
Expenses before and after giving effect to any waivers or reimbursement of expenses for the three and six months ended June 30, 2023 and 2022 comprised the following:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Organizational expenses	$2	$34	$12	$36
Offering cost expenses	33	25	66	60
Net investment income incentive fees	993	—	1,762	—
Professional fees	268	133	513	284
Administrative service fees	421	37	561	37
Interest expense and credit facility fees	2,667	193	5,072	193
Trustees’ fees and expenses	63	85	130	183
Other general and administrative	303	99	463	223
Excise tax expense	8	—	17	—
Total expenses (including Excise tax expense)	$4,758	$606	$8,596	$1,016

Less waivers and reimbursements of expenses	(1,080)	(484)	(1,654)	(1,679)
Expenses after waivers and reimbursements of expenses	$3,678	$122	$6,942	$(663)
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
The increase in interest expense for three and six months ended June 30, 2023 from the comparable periods in 2022 was driven by the Company and the SPV entering into the Subscription Facility and SPV Credit Facility, respectively.
The Company exceeded $150 million in gross assets for the first time during the fourth quarter of 2022, resulting in the earning of incentive fees for subsequent periods pursuant to the Investment Advisory Agreement.
For the three and six months ended June 30, 2023 and 2022, we recorded no accrued capital gains incentive fees based upon our cumulative net realized and unrealized appreciation (depreciation) as of June 30, 2023 and 2022. The accrual for any capital gains incentive fee under U.S. GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. See Note 4, Related Party Transactions, to the unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q for more information on the incentive and management fees.
Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation) on Investments
For the three and six months ended June 30, 2023, we recorded realized gain of approximately $1 and $10, respectively, on 2 and 3 investments, respectively, and no realized losses. For the three and six months ended June 30, 2023, we recorded unrealized appreciation on 33 and 57 investments, respectively, totaling approximately $1,941 and $3,504, respectively, and unrealized depreciation on 17 and 18 investments, respectively, of approximately $624 and $1,159, respectively.
For the three and six months ended June 30, 2022, we recorded unrealized appreciation on 6 and 6 investments, respectively, totaling approximately $9 and $9, respectively, and unrealized depreciation on 32 and 32 investments, respectively, of approximately $394 and $396, respectively.
Net realized gain (loss) and net change in unrealized appreciation (depreciation) for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Net realized gain (loss) on investments	$1	$—	$10	$—
Net change in unrealized appreciation (depreciation) on investments(1)	1,317	(386)	2,345	(387)
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments	$1,318	$(386)	$2,355	$(387)
Net realized currency gain (loss) on non-investment assets and liabilities	2	—	(1)	0
Net change in unrealized currency gains (losses) on non-investment assets and liabilities	(309)	(0)	(467)	(0)
Net realized and unrealized gains (losses)	$1,011	$(386)	$1,887	$(387)

(1) For the three and six months ended June 30, 2023, net change in unrealized appreciation (depreciation) on investments included $228 and $386 related to currency gains (losses), respectively. There was no currency gains (losses) on investments for the three and six months ended June 30, 2022.
Net realized gain (loss) and net change in unrealized appreciation (depreciation) by the type of investments for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three months ended June 30,				Six months ended June 30,
	2023		2022		2023		2022
	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)
First Lien Debt	$1	$1,298	$—	$(386)	$10	$2,298	$—	$(386)
Second Lien Debt	—	—	—	(0)	—	—	—	(1)
Equity Investments	—	19	—	0	—	47	—	0
Total	$1	$1,317	$—	$(386)	$10	$2,345	$—	$(387)

Net change in unrealized appreciation (depreciation) in our investments for the three and six months ended June 30, 2023 from the comparable periods in 2022 was driven by tighter market spreads.
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
Although we believe that we and the SPV will remain in material compliance, there are no assurances that we and the SPV will continue to materially comply with the covenants in the Credit Facilities, as applicable. Failure to comply with these covenants could result in a default under the Subscription Facility and/or the SPV Credit Facility that, if we were unable to obtain a waiver from the applicable lenders, could result in the immediate acceleration of the amounts due under the respective facility, and thereby have a material adverse impact on our business, financial condition and results of operations. Moreover, to the extent that we cannot meet our financing obligations, we risk the loss of some or all of our assets to liquidation or sale to satisfy the obligations. In such an event, we may be forced to sell assets at significantly depressed prices due to market conditions or otherwise, which may result in losses.
For more information on the Credit Facilities, see Note 5, Borrowings, to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
As of June 30, 2023 and December 31, 2022, the Company had $11,783 and $6,761, respectively, in cash, cash equivalents and restricted cash. The Credit Facilities consisted of the following as of June 30, 2023 and December 31, 2022:

	June 30, 2023
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Subscription Facility	$45,000	$44,714	$286	$286
SPV Credit Facility	150,000	87,700	62,300	43,679
Total	$195,000	$132,414	$62,586	$43,965

	December 31, 2022
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Subscription Facility	$45,000	$43,931	$1,069	$1,069
SPV Credit Facility	150,000	54,700	95,300	43,729
Total	$195,000	$98,631	$96,369	$44,798
(1)The unused portion is the amount upon which commitment fees are based.
(2)Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.
Equity Activity
Shares issued as of June 30, 2023 and December 31, 2022 were 6,974,983 and 5,568,950, respectively. The following table summarizes activity in the number of Shares outstanding during the six months ended June 30, 2023 and 2022:

	Six months ended June 30,
	2023	2022
Shares outstanding, beginning of period	5,568,950	5,000
Common shares of beneficial interest issued	1,269,130	2,289,820
Dividends reinvested	136,903	—
Shares outstanding, end of period	6,974,983	2,294,820

Dividends
The following table summarizes our dividends declared since Commencement:

Date Declared	Record Date	Payment Date	Per Share Amount
2022
June 15, 2022	June 15, 2022	July 15, 2022	$0.51
September 14, 2022	September 14, 2022	October 19, 2022	0.51
December 23, 2022	December 23, 2022	January 20, 2023	$0.35
Total			$1.37
2023
March 15, 2023	March 15, 2023	April 20, 2023	$0.50
June 30, 2023	June 30, 2023	July 21, 2023	0.51
Total			$1.01
OFF BALANCE SHEET ARRANGEMENTS
In the ordinary course of our business, we enter into contracts or agreements that contain indemnifications or warranties. Future events could occur which may give rise to liabilities arising from these provisions against us. We believe that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. As of June 30, 2023 and December 31, 2022, no accrual has been made for any such exposure in the unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
We currently are and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments.
We had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of June 30, 2023 and December 31, 2022:

	Par/ Principal Amount as of
	June 30, 2023	December 31, 2022
Unfunded delayed draw commitments	$66,934	$84,892
Unfunded revolving commitments	16,232	15,177
Total unfunded commitments	$83,166	$100,069
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
In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the consolidated financial statements as of June 30, 2023 and December 31, 2022.
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
Interest Rate Risk
As of June 30, 2023, on a fair value basis, all of our debt investments bear interest at a floating rate, which primarily are subject to interest rate floors. Interest rates on the investments held within our portfolio of investments are typically based on floating LIBOR or SOFR, with many of these investments also having a reference rate floor. Additionally, our Credit Facilities are also subject to floating interest rates and are currently paid based on floating SOFR rates.
Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our income in the future.
The following table estimates the potential changes in net cash flow generated from interest income, should interest rates increase or decrease by 100, 200 or 300 basis points. Interest income is calculated as revenue from interest generated from our settled portfolio of debt investments held as of June 30, 2023. These hypothetical interest income calculations are based on a model of the settled debt investments in our portfolio, held as of June 30, 2023, and are only adjusted for assumed changes in the underlying base interest rates and the impact of that change on interest income. Interest expense is calculated based on outstanding secured borrowings as of June 30, 2023 and based on the terms of our Credit Facilities. Interest expense on our Credit Facilities is calculated using the stated interest rate as of June 30, 2023, adjusted for the hypothetical changes in rates, as shown below. We intend to continue to finance a portion of our investments with borrowings and the interest rates paid on our borrowings may significantly impact our net interest income.
We regularly measure exposure to interest rate risk. We assess interest rate risk and manage interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

Based on our Consolidated Statements of Assets and Liabilities as of June 30, 2023, the following table shows the annual impact on net investment income of base rate changes in interest rates for our settled debt investments (considering interest rate floors for variable rate instruments) and outstanding secured borrowings assuming no changes in our investment and borrowing structure:

	June 30, 2023
Basis Point Change	Interest Income	Interest Expense	Net Investment Income
Up 300 basis points	$7,983	$(3,973)	$4,010
Up 200 basis points	$5,322	$(2,649)	$2,673
Up 100 basis points	$2,661	$(1,324)	$1,337
Down 100 basis points	$(2,661)	$1,324	$(1,337)
Down 200 basis points	$(5,322)	$2,649	$(2,673)
Down 300 basis points	$(7,983)	$3,973	$(4,010)
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
Changes in Internal Controls over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Except as previously reported by the Company on a Current Report on Form 8-K filed by the Company on June 30, 2023, the Company did not sell any equity securities during the period covered in this report that were not registered under the Securities Act of 1933, as amended.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
During the three months ended June 30, 2023, no director or Section 16 officer of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).
Item 6. Exhibits.

Exhibit No.	Exhibit

31.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

Exhibit No.	Exhibit

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)*
* Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARLYLE SECURED LENDING III

Dated: August 11, 2023	By	/s/ Thomas M. Hennigan
Thomas M. Hennigan Chief Financial Officer (principal financial officer)