Form 10-Q
period 2023-09-30
Carlyle Secured Lending III
filed 2023-11-13
CIK 1851277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of the registrant’s common shares of beneficial interest, $0.001 par value per share, outstanding at November 10, 2023 was 8,262,537.

CARLYLE SECURED LENDING III

CARLYLE SECURED LENDING III
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(dollar amounts in thousands, except per share data)

	September 30, 2023	December 31, 2022
ASSETS	(unaudited)
Investments—non-controlled/non-affiliated, at fair value (amortized cost of $273,832 and $202,115, respectively)	$277,407	$200,081
Cash, cash equivalents and restricted cash	23,900	6,761
Deferred offering costs	19	72
Receivable for investments sold	80	181
Due from Investment Adviser	1,682	1,490
Interest and other income receivable from investments	2,962	1,977
Receivable for issuance of common shares of beneficial interest	8,738	138
Prepaid expenses and other assets	2,568	2,477
Total assets	$317,356	$213,177
LIABILITIES
Secured borrowings (Note 5)	$138,239	$98,631
Interest and credit facility fees payable (Note 5)	1,940	727
Dividend payable (Note 7)	3,742	1,947
Incentive fees payable (Note 4)	1,017	507
Administrative service fees payable (Note 4)	308	396
Deferred financing costs payable	—	548
Deferred offering costs payable	—	260
Accrued organizational expenses	—	157
Deferred income	—	81
Other accrued expenses and liabilities	949	251
Total liabilities	146,195	103,505
Commitments and contingencies (Notes 4, 6 and 9)
NET ASSETS
Common shares of beneficial interest, $0.001 par value; unlimited shares authorized; 8,176,761 and 5,568,950 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	8	6
Paid-in capital in excess of par value	163,812	110,873
Total distributable earnings (loss)	7,341	(1,207)
Total net assets	$171,161	$109,672
NET ASSETS PER SHARE	$20.93	$19.69
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARLYLE SECURED LENDING III
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(dollar amounts in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$8,502	$1,801	$22,703	$2,269
PIK income	119	4	329	4
Other income	288	282	1,083	448
Total investment income	8,909	2,087	24,115	2,721
Expenses:
Organizational expenses (Note 2)	5	30	17	66
Offering cost expense (Note 2)	20	18	86	78
Net investment income incentive fees (Note 4)	1,016	—	2,778	—
Professional fees	237	232	750	516
Administrative service fees (Note 4)	187	63	748	100
Interest expense and credit facility fees (Note 5)	3,055	622	8,127	815
Trustees’ fees and expenses (Note 4)	61	120	191	303
Other general and administrative	426	75	889	298
Total expenses	5,007	1,160	13,586	2,176
Less waivers and reimbursements of expenses (Note 4)	(910)	(578)	(2,564)	(2,257)
Expenses after waivers and reimbursements of expenses	4,097	582	11,022	(81)
Net investment income (loss) before taxes	4,812	1,505	13,093	2,802
Excise tax expense	22	—	39	—
Net investment income (loss)	4,790	1,505	13,054	2,802
Net realized gain (loss) and net change in unrealized appreciation (depreciation)
Net realized gain (loss) on investments:
Non-controlled/non-affiliated investments	—	—	10	—
Net realized currency gain (loss) on non-investment assets and liabilities	(2)	(18)	(3)	(18)
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/non-affiliated investments	3,264	(682)	5,609	(1,069)
Net change in unrealized currency gains (losses) on non-investment assets and liabilities	459	77	(8)	77
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments and non-investment assets and liabilities	3,721	(623)	5,608	(1,010)
Net increase (decrease) in net assets resulting from operations	$8,511	$882	$18,662	$1,792
Basic and diluted earnings per common share (Note 7)	$1.20	$0.38	$2.84	$1.70
Weighted-average common shares of beneficial interest outstanding—basic and diluted (Note 7)	7,087,421	2,344,168	6,576,260	1,055,359
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARLYLE SECURED LENDING III
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (unaudited)
(dollar amounts in thousands)

	Nine months ended September 30,
	2023	2022
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$13,054	$2,802
Net realized gain (loss) on investments and non-investment assets and liabilities	7	(18)
Net change in unrealized appreciation (depreciation) on investments and non-investment assets and liabilities	5,601	(992)
Net increase (decrease) in net assets resulting from operations	18,662	1,792
Capital share transactions:
Common shares of beneficial interest issued	48,611	66,954
Dividend reinvestment	4,330	346
Dividends declared (Note 7)	(10,114)	(1,570)
Net increase (decrease) in net assets resulting from capital share transactions	42,827	65,730
Net increase (decrease) in net assets	61,489	67,522
Net assets at beginning of period	109,672	(629)
Net assets at end of period	$171,161	$66,893
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARLYLE SECURED LENDING III
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(dollar amounts in thousands)

	Nine months ended September 30,
	2023	2022
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$18,662	$1,792
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	658	176
Amortization of deferred offering costs	86	78
Net accretion of discount on investments	(876)	(135)
Paid-in-kind interest	(273)	(4)
Net realized (gain) loss on investments	(10)	—
Net realized currency (gain) loss on non-investment assets and liabilities	3	18
Net change in unrealized (appreciation) depreciation on investments	(5,609)	1,069
Net change in unrealized currency (gain) loss on non-investment assets and liabilities	8	(77)
Cost of investments purchased	(77,291)	(105,110)
Proceeds from sales and repayments of investments and change in receivable for investments sold	6,811	1,073
Changes in operating assets:
Interest and other income receivable from investments	(985)	(1,234)
Prepaid expenses and other assets	(470)	—
Due from Investment Adviser	(192)	(2,257)
Changes in operating liabilities:
Interest and credit facility fees payable	1,213	327
Incentive fees payable	510	—
Administrative service fees payable	(88)	100
Accrued organizational expenses	(157)	66
Deferred income	(81)	(62)
Other accrued expenses and liabilities	698	802
Net cash provided by (used in) operating activities	(57,383)	(103,378)
Cash flows from financing activities:
Proceeds from issuance of common shares of beneficial interest, net of change in receivable for issuance of common shares of beneficial interest	40,011	66,807
Borrowings on the Credit Facilities	75,020	72,897
Repayments of the Credit Facilities	(35,400)	(27,000)
Proceeds from Short Term Borrowings	—	27,833
Dividends paid in cash	(3,989)	(45)
Debt issuance costs paid	(279)	(2,264)
Deferred financing cost payable	(548)	—
Deferred offering cost payable	(293)	—
Net cash provided by (used in) financing activities	74,522	138,228
Net increase (decrease) in cash, cash equivalents and restricted cash	17,139	34,850
Cash, cash equivalents and restricted cash, beginning of period	6,761	185
Cash, cash equivalents and restricted cash, end of period	$23,900	$35,035
Supplemental disclosures:
Deferred financing cost due	$—	$1,765
Interest and credit facility fees paid during the period	6,369	306
Dividends reinvested during the period	4,330	346

	Nine months ended September 30,
	2023	2022
Dividends declared during the period	10,114	1,570
Taxes, including excise tax, paid during the period	34	—
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARLYLE SECURED LENDING III
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2023 (unaudited)
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount**	Amortized Cost (4)	Fair Value (5)	% of Net Assets
First Lien Debt (99.0% of fair value)
ADPD Holdings, LLC	#^	(2)(3)(8)(10)	Consumer Services	SOFR	6.00%	11.68%	8/16/2022	8/15/2028	$7,168	$6,928	$6,011	3.51%
Alpine Acquisition Corp II	#^	(2)(3)(8)(10)	Transportation: Cargo	SOFR	6.00%	11.47%	4/19/2022	11/30/2026	9,159	9,011	8,685	5.07
Apex Companies Holdings, LLC	#^	(2)(3)(10)	Environmental Industries	SOFR	6.25%	11.62%	1/31/2023	1/31/2028	10,014	9,712	9,933	5.80
Applied Technical Services, LLC	#	(2)(3)(8)(10)	Business Services	SOFR	6.00%	11.54%	9/18/2023	12/29/2026	189	182	191	0.11
Ascend Buyer, LLC	#^	(2)(3)(8)(10)	Containers, Packaging & Glass	SOFR	6.40%	11.94%	9/30/2021	9/30/2028	14,786	14,396	14,579	8.52
Associations, Inc.	#	(2)(3)(8)(10)	Construction & Building	SOFR	4.00%, 2.50% PIK	12.06%	7/2/2021	7/2/2027	4,546	4,502	4,547	2.66
Atlas AU Bidco Pty Ltd (Australia)	#	(2)(3)(6)(10)	High Tech Industries	SOFR	7.25%	12.58%	12/15/2022	12/12/2029	723	701	729	0.43
Avalara, Inc.	#^	(2)(3)(10)	Diversified Financial Services	SOFR	7.25%	12.64%	10/19/2022	10/19/2028	13,500	13,173	13,723	8.02
BlueCat Networks, Inc. (Canada)	#^	(2)(3)(6)(10)	High Tech Industries	SOFR	4.00%, 2.00% PIK	11.39%	8/8/2022	8/8/2028	7,401	7,217	7,242	4.23
Bradyifs Holdings, LLC	#	(2)(3)(8)	Wholesale	SOFR	6.25%	11.68%	1/6/2022	11/22/2025	5	5	5	0.00
Bradyifs Holdings, LLC	^	(2)(3)(8)	Wholesale	SOFR	6.75%	12.17%	12/21/2022	11/22/2025	2,858	2,815	2,858	1.67
CD&R Madison Parent Ltd (United Kingdom)	^	(2)(6)	Business Services	EURIBOR	6.00%, 2.00% PIK	11.78%	2/27/2023	2/27/2030	€1,212	1,246	1,301	0.76
CD&R Madison Parent Ltd (United Kingdom)	#^	(2)(6)(10)	Business Services	SONIA	6.50%, 2.00% PIK	13.69%	2/27/2023	2/27/2030	£2,459	2,854	3,055	1.78
Celerion Buyer, Inc.	^	(2)(3)(10)	Healthcare & Pharmaceuticals	SOFR	6.50%	11.93%	11/3/2022	11/3/2029	3,128	3,041	3,167	1.85
CoreWeave Compute Acquisition Co. II, LLC	#	(2)(3)(10)	High Tech Industries	SOFR	8.75%	14.13%	7/30/2023	7/30/2028	54	33	33	0.02
Coupa Holdings, LLC	#	(2)(3)(10)	Software	SOFR	7.50%	12.82%	2/27/2023	2/28/2030	2,160	2,101	2,210	1.29
CPI Intermediate Holdings, Inc.	^	(2)(3)(10)	Telecommunications	SOFR	5.50%	10.87%	10/6/2022	10/6/2029	11,559	11,335	11,366	6.64
CST Holding Company	^	(2)(3)(8)(10)	Consumer Goods: Non-Durable	SOFR	6.50%	11.92%	11/1/2022	11/1/2028	4,947	4,803	4,969	2.90
DCA Investment Holding LLC	#	(2)(3)	Healthcare & Pharmaceuticals	SOFR	6.41%	11.80%	2/25/2022	4/3/2028	2	2	2	0.00
Denali Midco 2, LLC	#^	(2)(3)(8)(10)	Consumer Services	SOFR	6.50%	11.92%	9/15/2022	12/22/2027	7,655	7,409	7,450	4.35
Dwyer Instruments, Inc.	#^	(2)(3)(8)(10)	Capital Equipment	SOFR	5.75%	11.22%	7/21/2021	7/21/2027	8,114	7,896	8,124	4.75
Eliassen Group, LLC	#^	(2)(3)(10)	Business Services	SOFR	5.50%	10.84%	4/14/2022	4/14/2028	8,750	8,611	8,703	5.08
Ellkay, LLC	#	(2)(3)(10)	Healthcare & Pharmaceuticals	SOFR	6.25%	11.77%	9/14/2021	9/14/2027	3	3	3	0.00
Excel Fitness Holdings, Inc.	^	(2)(3)(8)(10)	Leisure Products & Services	SOFR	5.25%	10.79%	4/29/2022	4/29/2029	4,115	4,036	4,030	2.35
Excel Fitness Holdings, Inc.	^	(2)(3)(8)(10)	Leisure Products & Services	SOFR	5.50%	10.89%	8/3/2023	4/29/2029	1,750	1,686	1,730	1.01

CARLYLE SECURED LENDING III
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of September 30, 2023 (unaudited)
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount**	Amortized Cost (4)	Fair Value (5)	% of Net Assets
Excelitas Technologies Corp.	^	(2)(3)(8)(10)	Capital Equipment	SOFR	5.75%	11.21%	8/12/2022	8/12/2029	$4,234	$4,127	$4,165	2.43%
Excelitas Technologies Corp.	^	(2)	Capital Equipment	EURIBOR	5.75%	9.54%	8/12/2022	8/12/2029	€1,181	1,191	1,236	0.72
FPG Intermediate Holdco, LLC	#	(2)(3)(8)(10)	Consumer Services	SOFR	6.50%	12.07%	8/5/2022	3/5/2027	36	(150)	(115)	(0.07)
Guidehouse LLP	#	(2)(3)(8)	Sovereign & Public Finance	SOFR	6.25%	11.67%	9/30/2022	10/16/2028	79	78	79	0.05
Hercules Borrower LLC	#	(2)(3)(8)(10)	Environmental Industries	SOFR	5.50%	10.99%	9/10/2021	12/14/2026	1	1	1	0.00
Hoosier Intermediate, LLC	#	(2)(3)(10)	Healthcare & Pharmaceuticals	SOFR	5.00%	10.51%	11/15/2021	11/15/2028	4	4	4	0.00
HS Spa Holdings Inc.	^	(2)(3)(10)	Consumer Services	SOFR	5.75%	11.07%	6/2/2022	6/2/2029	870	853	863	0.50
IQN Holding Corp.	^	(2)(3)(10)	Business Services	SOFR	5.25%	10.67%	5/2/2022	5/2/2029	3,048	3,005	3,076	1.80
iRobot Corporation	#	(2)(3)(8)	Consumer Goods: Durable	SOFR	6.50%, 2.50% PIK	14.48%	7/25/2023	7/31/2026	4,908	4,908	5,252	3.07
Jeg's Automotive, LLC	#	(2)(3)(8)(10)	Automotive	SOFR	6.00%	11.55%	12/22/2021	12/22/2027	4	4	3	0.00
Kaseya, Inc.	#	(2)(3)(10)	High Tech Industries	SOFR	3.75%, 2.50% PIK	11.62%	6/23/2022	6/23/2029	1,399	1,300	1,367	0.80
LVF Holdings, Inc.	#	(2)(3)(8)(10)	Beverage & Food	SOFR	6.00%	11.54%	6/10/2021	6/10/2027	20	19	19	0.01
Material Holdings, LLC	#	(2)(3)(8)(10)	Business Services	SOFR	6.00%	11.49%	8/19/2021	8/19/2027	5	5	4	0.00
Maverick Acquisition, Inc.	#	(2)(3)	Aerospace & Defense	SOFR	6.25%	11.64%	6/1/2021	6/1/2027	22	21	17	0.01
Medical Manufacturing Technologies, LLC	#	(2)(3)(8)(10)	Healthcare & Pharmaceuticals	SOFR	5.50%	11.05%	12/23/2021	12/23/2027	4	4	4	0.00
NEFCO Holding Company LLC	#^	(2)(3)(8)(10)	Construction & Building	SOFR	6.50%	11.86%	8/5/2022	8/5/2028	4,150	4,023	4,147	2.42
North Haven Fairway Buyer, LLC	#^	(2)(3)(10)	Consumer Services	SOFR	6.50%	11.88%	5/17/2022	5/17/2028	15,000	14,742	14,662	8.57
North Haven Stallone Buyer, LLC	#	(2)(3)(10)	Consumer Services	SOFR	5.75%	11.47%	10/11/2022	5/24/2027	112	109	111	0.06
Oak Purchaser, Inc.	#^	(2)(3)(10)	Business Services	SOFR	5.50%	10.97%	4/28/2022	4/28/2028	4,253	4,196	4,052	2.37
Oranje Holdco, Inc.	#^	(2)(3)(10)	Business Services	SOFR	7.75%	13.12%	2/1/2023	2/1/2029	8,052	7,844	8,082	4.72
Pestco Intermediate, LLC	^	(2)(3)(8)(10)	Environmental Industries	SOFR	6.50%	11.92%	2/6/2023	2/17/2028	5,532	5,317	5,390	3.15
PF Atlantic Holdco 2, LLC	#	(2)(3)(8)(10)	Leisure Products & Services	SOFR	5.50%	11.06%	11/12/2021	11/12/2027	4	4	4	0.00
Project Castle, Inc.	^	(2)(3)	Capital Equipment	SOFR	5.50%	10.76%	6/24/2022	6/1/2029	990	899	876	0.51
Pushpay USA Inc.	#^	(2)(3)(8)(10)	Diversified Financial Services	SOFR	6.75%	12.27%	5/10/2023	5/10/2030	12,037	11,663	11,883	6.94
PXO Holdings I Corp.	#	(2)(3)(8)(10)	Chemicals, Plastics & Rubber	SOFR	5.50%	11.03%	3/8/2022	3/8/2028	4	4	4	0.00
QNNECT, LLC	^	(2)(3)(10)	Aerospace & Defense	SOFR	7.00%	12.08%	11/2/2022	11/2/2029	5,315	5,135	5,391	3.15
Quantic Electronics, LLC	#	(2)(3)(8)	Aerospace & Defense	SOFR	6.25%	11.74%	8/17/2021	3/1/2027	7	7	7	0.00
Radwell Parent, LLC	#^	(2)(3)(10)	Wholesale	SOFR	6.75%	12.14%	12/1/2022	4/1/2029	14,058	13,655	14,107	8.24

CARLYLE SECURED LENDING III
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of September 30, 2023 (unaudited)
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount**		Amortized Cost (4)	Fair Value (5)	% of Net Assets
RSC Acquisition, Inc.	#	(2)(3)(8)	Diversified Financial Services	SOFR	5.50%	11.03%	5/31/2022	11/1/2026		$10,254	$10,180	$10,174	5.94%
SCP Eye Care HoldCo, LLC	#^	(2)(3)(8)(10)	Healthcare & Pharmaceuticals	SOFR	5.75%	11.18%	10/7/2022	10/7/2029		8,884	8,599	8,754	5.11
Smarsh Inc.	#	(2)(3)(10)	Software	SOFR	6.50%	11.84%	2/18/2022	2/18/2029		1	1	1	0.00
Spotless Brands, LLC	#^	(2)(3)(8)(10)	Consumer Services	SOFR	6.50%	11.99%	6/21/2022	7/25/2028		14,031	13,787	13,989	8.17
Summit Acquisition, Inc.	^	(2)(3)(10)	Diversified Financial Services	SOFR	6.75%	12.14%	5/4/2023	5/1/2030		4,466	4,294	4,409	2.58
The Carlstar Group LLC	#^	(2)(3)(8)(10)	Automotive	SOFR	6.50%	11.92%	7/8/2022	7/8/2027		5,619	5,493	5,659	3.31
TIBCO Software Inc.	#	(2)(3)	High Tech Industries	SOFR	4.50%	9.99%	9/30/2022	3/31/2029		2,488	2,286	2,389	1.40
Trader Corporation (Canada)	#^	(2)(3)(6)(10)	Automotive	CDOR	6.75%	12.13%	12/22/2022	12/22/2029	C$	12,021	8,619	8,934	5.22
Tufin Software North America, Inc.	^	(2)(3)(8)(10)	Software	SOFR	7.69%	13.23%	8/17/2022	8/17/2028		7,363	7,233	7,199	4.21
USALCO, LLC	#	(2)(3)(8)	Chemicals, Plastics & Rubber	SOFR	6.00%	11.43%	10/19/2021	10/19/2027		5	5	5	0.00
USR Parent Inc.	^	(2)(3)(9)	Retail	SOFR	7.60%	12.93%	4/22/2022	4/25/2027		3,889	3,859	3,838	2.24
Wineshipping.com LLC	#	(2)(3)(8)(10)	Beverage & Food	SOFR	5.75%	11.31%	10/29/2021	10/29/2027		4	4	4	0.00
Yellowstone Buyer Acquisition, LLC	#	(2)(3)(8)	Consumer Goods: Durable	SOFR	5.75%	11.20%	9/13/2021	9/13/2027		2	2	2	0.00
First Lien Debt Total											$271,028	$274,694	160.43%
Second Lien Debt (0.0% of fair value)
11852604 Canada Inc. (Canada)	#	(2)(3)(6)(8)	Healthcare & Pharmaceuticals	SOFR	9.50% (100% PIK)	15.04%	9/30/2021	9/30/2028		$4	$4	$4	0.00%
AP Plastics Acquisition Holdings, LLC	#	(2)(3)(8)	Chemicals, Plastics & Rubber	SOFR	7.50%	12.92%	8/10/2021	8/10/2029		10	10	10	0.01
Blackbird Purchaser, Inc.	#	(2)(3)(8)	Capital Equipment	SOFR	7.50%	12.92%	12/14/2021	4/8/2027		2	2	2	0.00
Second Lien Debt Total											$16	$16	0.01%

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
Equity Investments (1.0% of fair value)
Blackbird Holdco, Inc.	#	(7)	Capital Equipment	12/14/2021	0	$2	$2	0.00%
Buckeye Parent, LLC	#	(7)	Automotive	12/22/2021	0	0	0	0.00
GB Vino Parent, L.P.	#	(7)	Beverage & Food	10/29/2021	0	0	0	0.00
NearU Holdings LLC	#	(7)	Consumer Services	8/16/2022	5	494	316	0.18
NEFCO Holding Company LLC	#	(7)	Construction & Building	8/5/2022	0	152	152	0.09

CARLYLE SECURED LENDING III
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of September 30, 2023 (unaudited)
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
Pascal Ultimate Holdings, L.P	#	(7)	Capital Equipment	7/21/2021	0	$0	$0	0.00%
Picard Parent, Inc.	#	(7)	High Tech Industries	9/30/2022	2	1,855	1,902	1.11
Profile Holdings I, LP	#	(7)	Chemicals, Plastics & Rubber	3/8/2022	0	0	0	0.00
Summit K2 Midco, Inc.	#	(7)	Diversified Financial Services	4/27/2023	91	91	93	0.05
Talon MidCo 1 Limited	#	(7)	Software	8/17/2022	136	194	232	0.14
Equity Investments Total						$2,788	$2,697	1.57%
Total investments—non-controlled/non-affiliated						$273,832	$277,407	162.01%
Total investments						$273,832	$277,407	162.01%

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
** Par amount is denominated in USD (“$”) unless otherwise noted, as denominated in Euro (“€”), Canadian Dollar (“C$”), or British Pound (“£”).

(1)    Unless otherwise indicated, issuers of debt and equity investments held by the Company are domiciled in the United States. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of September 30, 2023, the Company does not “control” any of these portfolio companies. Under the Investment Company Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of September 30, 2023, the Company is not an “affiliated person” of any of these portfolio companies. Certain portfolio company investments are subject to contractual restrictions on sales.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either the Secured Overnight Financing Rate (“SOFR”) or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of September 30, 2023. As of September 30, 2023, the reference rates for our variable rate loans were the 30-day SOFR at 5.32%, the 90-day SOFR at 5.40%, the 180-day SOFR at 5.47%, the daily SONIA at 5.19%, the 90-day EURIBOR at 3.95% and the 30-day CDOR at 5.51%.
(3)Loan includes interest rate floor feature, which generally ranges from 0.50% to 3.00%.
(4)Amortized cost represents original cost, including origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion/amortization of discounts/premiums, as applicable, on debt investments using the effective interest method.
(5)Fair value is determined in good faith by the Investment Adviser (as defined below), as the valuation designee pursuant to Rule 2a-5 under the Investment Company Act (see Note 2, Significant Accounting Policies, and Note 3, Fair Value Measurements, to these unaudited consolidated financial statements), pursuant to the Company’s valuation policy. The fair value of all first lien and second lien debt investments and equity investments was determined using significant unobservable inputs.
(6)The Company has determined the indicated investments are non-qualifying assets under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.
(7)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act, unless otherwise noted. As of September 30, 2023, the aggregate fair value of these securities is $2,697, or 1.57% of the Company's net assets.
(8)Loans include a credit spread adjustment that ranges from 0.10% to 0.26%.
(9)In addition to the interest earned based on the stated interest rate of this loan, which is the amount reflected in this schedule, the Company is entitled to receive additional interest as a result of an agreement among lenders, which has been included in the spread of each applicable investment. Pursuant to the agreement among lenders in respect of this loan, this investment represents a first lien/last out loan, which has a secondary priority behind the first lien/first out loan with respect to principal, interest and other payments.
(10)As of September 30, 2023, the Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans:

CARLYLE SECURED LENDING III
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of September 30, 2023 (unaudited)
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount**	Fair Value
First and Second Lien Debt—unfunded delayed draw and revolving term loans commitments
ADPD Holdings, LLC	Delayed Draw	1.00%	$6,354	$(512)
ADPD Holdings, LLC	Revolver	0.50	828	(67)
Alpine Acquisition Corp II	Revolver	0.50	1,034	(48)
Apex Companies Holdings, LLC	Delayed Draw	1.00	2,305	(15)
Applied Technical Services, LLC	Delayed Draw	1.00	189	1
Ascend Buyer, LLC	Revolver	0.50	0	(0)
Associations, Inc.	Delayed Draw	1.00	1,290	—
Associations, Inc.	Revolver	0.50	1	—
Atlas AU Bidco Pty Ltd (Australia)	Revolver	0.50	67	1
Avalara, Inc.	Revolver	0.50	1,350	20
BlueCat Networks, Inc. (Canada)	Delayed Draw	1.00	3,699	(53)
CD&R Madison Parent Ltd (United Kingdom)	Delayed Draw	1.50	£542	7
Celerion Buyer, Inc.	Delayed Draw	1.00	499	5
Celerion Buyer, Inc.	Revolver	0.50	249	2
CoreWeave Compute Acquisition Co. II, LLC	Delayed Draw	1.00	1,162	(20)
Coupa Holdings, LLC	Delayed Draw	1.00	193	4
Coupa Holdings, LLC	Revolver	0.50	148	3
CPI Intermediate Holdings, Inc.	Delayed Draw	1.00	2,782	(37)
CST Holding Company	Revolver	0.50	470	2
Denali Midco 2, LLC	Delayed Draw	1.00	2,300	(47)
Dwyer Instruments, Inc.	Delayed Draw	1.00	5,946	4
Dwyer Instruments, Inc.	Revolver	0.50	630	0
Eliassen Group, LLC	Delayed Draw	1.00	3,015	(12)
Ellkay, LLC	Revolver	0.50	0	(0)
Excel Fitness Holdings, Inc.	Delayed Draw	1.00	875	(7)
Excel Fitness Holdings, Inc.	Revolver	0.50	594	(11)
Excelitas Technologies Corp.	Delayed Draw	1.00	1,517	(17)
Excelitas Technologies Corp.	Revolver	0.50	451	(5)
FPG Intermediate Holdco, LLC	Delayed Draw	1.00	12,317	(151)
Hercules Borrower LLC	Delayed Draw	1.00	1	(0)
Hoosier Intermediate, LLC	Revolver	0.50	1	(0)
HS Spa Holdings Inc.	Revolver	0.50	108	(1)
IQN Holding Corp.	Delayed Draw	1.00	1,688	9
IQN Holding Corp.	Revolver	0.50	489	3
Jeg's Automotive, LLC	Delayed Draw	1.00	1	(0)

CARLYLE SECURED LENDING III
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of September 30, 2023 (unaudited)
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount**		Fair Value
Kaseya, Inc.	Delayed Draw	1.00%		$4,211	$(23)
Kaseya, Inc.	Revolver	0.50		385	(2)
LVF Holdings, Inc.	Revolver	0.50		1	(0)
Material Holdings, LLC	Delayed Draw	—		4	(0)
Medical Manufacturing Technologies, LLC	Revolver	0.50		0	(0)
NEFCO Holding Company LLC	Delayed Draw	1.00		2,904	(1)
NEFCO Holding Company LLC	Revolver	0.50		577	(0)
North Haven Fairway Buyer, LLC	Revolver	0.50		923	(20)
North Haven Stallone Buyer, LLC	Delayed Draw	1.00		88	(1)
Oak Purchaser, Inc.	Delayed Draw	0.50		2,472	(68)
Oak Purchaser, Inc.	Revolver	0.50		584	(16)
Oranje Holdco, Inc.	Revolver	0.50		1,007	3
Pestco Intermediate, LLC	Delayed Draw	2.00		2,081	(37)
Pestco Intermediate, LLC	Revolver	0.50		357	(6)
PF Atlantic Holdco 2, LLC	Delayed Draw	1.00		1	(0)
PF Atlantic Holdco 2, LLC	Revolver	0.50		0	(0)
Pushpay USA Inc.	Revolver	0.50		926	(11)
PXO Holdings I Corp.	Delayed Draw	1.00		0	(0)
PXO Holdings I Corp.	Revolver	0.50		0	(0)
QNNECT, LLC	Delayed Draw	1.00		1,325	15
Radwell Parent, LLC	Revolver	0.38		837	3
SCP Eye Care HoldCo, LLC	Delayed Draw	1.00		1,236	(15)
SCP Eye Care HoldCo, LLC	Revolver	0.50		546	(7)
Smarsh Inc.	Delayed Draw	1.00		0	(0)
Smarsh Inc.	Revolver	0.50		0	(0)
Spotless Brands, LLC	Revolver	0.50		457	(1)
Summit Acquisition, Inc.	Delayed Draw	1.00		1,031	(10)
Summit Acquisition, Inc.	Revolver	0.50		515	(5)
The Carlstar Group LLC	Revolver	0.50		1,829	10
Trader Corporation (Canada)	Revolver	0.50	C$	906	11
Tufin Software North America, Inc.	Delayed Draw	—		87	(2)
Tufin Software North America, Inc.	Revolver	0.50		357	(8)
Wineshipping.com LLC	Delayed Draw	1.00		0	(0)
Wineshipping.com LLC	Revolver	0.50		0	0
Total unfunded commitments				$78,622	$(1,133)

CARLYLE SECURED LENDING III
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of September 30, 2023 (unaudited)
(dollar amounts in thousands)

As of September 30, 2023, investments at fair value consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value
First Lien Debt	$271,028	$274,694	99.0%
Second Lien Debt	16	16	0.0
Equity Investments	2,788	2,697	1.0
Total	$273,832	$277,407	100.0%
The rate type of debt investments at fair value as of September 30, 2023 was as follows:

Rate Type	Amortized Cost	Fair Value	% of Fair Value of First and Second Lien Debt
Floating Rate	$271,044	$274,710	100.0%
Fixed Rate	—	—	—
Total	$271,044	$274,710	100.0%

CARLYLE SECURED LENDING III
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of September 30, 2023 (unaudited)
(dollar amounts in thousands)

The industry composition of investments at fair value as of September 30, 2023 was as follows:

Industry	Amortized Cost	Fair Value	% of Fair Value
Aerospace & Defense	$5,163	$5,415	2.0%
Automotive	14,116	14,596	5.3
Beverage & Food	23	23	0.0
Business Services	27,943	28,464	10.2
Capital Equipment	14,117	14,405	5.2
Chemicals, Plastics & Rubber	19	19	0.0
Construction & Building	8,677	8,846	3.2
Consumer Goods: Durable	4,910	5,254	1.9
Consumer Goods: Non-Durable	4,803	4,969	1.8
Consumer Services	44,172	43,287	15.6
Containers, Packaging & Glass	14,396	14,579	5.3
Diversified Financial Services	39,401	40,282	14.5
Environmental Industries	15,030	15,324	5.5
Healthcare & Pharmaceuticals	11,657	11,938	4.3
High Tech Industries	13,392	13,662	4.9
Leisure Products & Services	5,726	5,764	2.1
Retail	3,859	3,838	1.4
Software	9,529	9,642	3.5
Sovereign & Public Finance	78	79	0.0
Telecommunications	11,335	11,366	4.1
Transportation: Cargo	9,011	8,685	3.1
Wholesale	16,475	16,970	6.1
Total	$273,832	$277,407	100.0%

CARLYLE SECURED LENDING III
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of September 30, 2023 (unaudited)
(dollar amounts in thousands)

The geographical composition of investments at fair value as of September 30, 2023 was as follows:

Geography	Amortized Cost	Fair Value	% of Fair Value
Australia	$701	$729	0.3%
Canada	15,840	16,180	5.8
United Kingdom	4,100	4,356	1.6
United States	253,191	256,142	92.3
Total	$273,832	$277,407	100.0%
The accompanying notes are an integral part of these unaudited consolidated financial statements.

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

CARLYLE SECURED LENDING III
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2022
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount**		Amortized Cost (4)	Fair Value (5)	% of Net Assets
IQN Holding Corp.	^	(2)(3)(10)	Business Services	SOFR	5.25%	9.64%	5/2/2022	5/2/2029		$2,424	$2,370	$2,332	2.13%
Jeg's Automotive, LLC	#	(2)(3)(10)	Automotive	LIBOR	6.00%	10.75%	12/22/2021	12/22/2027		4	4	4	0.00
Kaseya, Inc.	#	(2)(3)(10)	High Tech Industries	SOFR	5.75%	10.33%	6/23/2022	6/23/2029		994	882	819	0.75
LinQuest Corporation	#	(2)(3)(10)	Aerospace & Defense	LIBOR	5.75%	9.10%	7/28/2021	7/28/2028		—	—	—	—
LVF Holdings, Inc.	#	(2)(3)(10)	Beverage & Food	LIBOR	6.25%	10.98%	6/10/2021	6/10/2027		21	20	19	0.02
Material Holdings, LLC	#	(2)(3)(10)	Business Services	SOFR	6.00%	10.67%	8/19/2021	8/19/2027		4	4	4	0.00
Maverick Acquisition, Inc.	#	(2)(3)	Aerospace & Defense	LIBOR	6.25%	10.98%	6/1/2021	6/1/2027		22	21	18	0.01
Medical Manufacturing Technologies, LLC	#	(2)(3)(9)(10)	Healthcare & Pharmaceuticals	SOFR	5.50%	10.18%	12/23/2021	12/23/2027		4	4	4	0.00
NEFCO Holding Company LLC	#^	(2)(3)(9)(10)	Construction & Building	SOFR	6.50%	10.95%	8/5/2022	8/5/2028		3,611	3,467	3,462	3.16
North Haven Fairway Buyer, LLC	#^	(2)(3)(10)	Consumer Services	SOFR	6.50%	11.08%	5/17/2022	5/17/2028		15,132	14,840	14,844	13.53
North Haven Stallone Buyer, LLC	#	(2)(3)(10)	Consumer Services	SOFR	5.75%	10.34%	10/11/2022	5/24/2027		—	(4)	(4)	0.00
Oak Purchaser, Inc.	#^	(2)(3)(10)	Business Services	SOFR	5.50%	9.48%	4/28/2022	4/28/2028		3,763	3,697	3,592	3.27
PF Atlantic Holdco 2, LLC	#	(2)(3)(10)	Leisure Products & Services	LIBOR	5.50%	10.25%	11/12/2021	11/12/2027		4	4	4	0.00
Project Castle, Inc.	^	(2)(3)	Capital Equipment	SOFR	5.50%	10.08%	6/24/2022	6/1/2029		997	898	802	0.73
PXO Holdings I Corp.	#	(2)(3)(9)(10)	Chemicals, Plastics & Rubber	SOFR	5.50%	9.05%	3/8/2022	3/8/2028		4	4	4	0.00
QNNECT, LLC	^	(2)(3)(10)	Aerospace & Defense	SOFR	7.00%	11.11%	11/2/2022	11/2/2029		5,281	5,085	5,081	4.63
Quantic Electronics, LLC	#	(2)(3)(10)	Aerospace & Defense	LIBOR	6.25%	10.95%	8/17/2021	3/1/2027		7	7	7	0.01
Radwell Parent, LLC	#^	(2)(3)(9)(10)	Wholesale	SOFR	6.75%	11.33%	12/1/2022	4/1/2029		13,953	13,508	13,503	12.31
RSC Acquisition, Inc.	#	(2)(3)(9)(10)	Diversified Financial Services	SOFR	5.50%	9.83%	5/31/2022	11/1/2026		3,018	2,928	2,551	2.33
SCP Eye Care HoldCo, LLC	#^	(2)(3)(9)(10)	Healthcare & Pharmaceuticals	SOFR	5.75%	9.47%	10/7/2022	10/7/2029		7,337	7,024	7,075	6.45
Smarsh Inc.	#	(2)(3)(10)	Software	SOFR	6.50%	11.29%	2/18/2022	2/18/2029		1	1	1	0.00
Spotless Brands, LLC	#^	(2)(3)(9)(10)	Consumer Services	SOFR	6.50%	10.80%	6/21/2022	7/25/2028		14,119	13,846	13,680	12.47
TIBCO Software Inc.	#	(2)(3)	High Tech Industries	SOFR	4.50%	9.18%	9/30/2022	3/31/2029		2,500	2,278	2,228	2.03
The Carlstar Group LLC	#^	(2)(3)(9)(10)	Automotive	SOFR	6.50%	10.92%	7/8/2022	7/8/2027		7,223	7,045	7,105	6.48
Trader Corporation (Canada)	#^	(2)(3)(6)(10)	Automotive	CDOR	6.75%	11.61%	12/22/2022	12/22/2029	C$	12,081	8,643	8,683	7.92
Trafigura Trading LLC	#	(2)(3)(8)(9)(10)	Metals & Mining	SOFR	8.35%	12.89%	7/26/2021	1/13/2023		3	2	3	0.00

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
(9)Loans include a credit spread adjustment that ranges from 0.10% to 0.26%.
(10)As of December 31, 2022, the Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans:

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount	Fair Value
First and Second Lien Debt—unfunded delayed draw and revolving term loans commitments
ADPD Holdings, LLC	Delayed Draw	0.50%	$6,571	$(162)
ADPD Holdings, LLC	Revolver	0.50	828	(20)
Alpine Acquisition Corp II	Revolver	0.50	1,724	(64)
Ascend Buyer, LLC	Revolver	0.50	0	(0)
Associations, Inc.	Delayed Draw	1.00	5,356	(159)
Associations, Inc.	Revolver	0.50	1	(0)
Atlas AU Bidco Pty Ltd (Australia)	Revolver	0.50	67	(2)
Avalara, Inc.	Revolver	0.50	1,350	(41)
Blackbird Purchaser, Inc.	Delayed Draw	1.00	1	(0)
BlueCat Networks, Inc. (Canada)	Delayed Draw	0.50	4,618	(129)
Celerion Buyer, Inc.	Delayed Draw	1.00	499	(12)
Celerion Buyer, Inc.	Revolver	0.50	249	(6)
CPI Intermediate Holdings, Inc.	Delayed Draw	—	2,782	(56)

CARLYLE SECURED LENDING III
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2022
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount	Fair Value
CST Holding Company	Revolver	0.50%	$423	$(13)
DCA Investment Holding LLC	Delayed Draw	1.00	0	(0)
Denali Midco 2, LLC	Delayed Draw	1.00	6,000	(228)
Dwyer Instruments, Inc.	Delayed Draw	1.00	5,946	(91)
Dwyer Instruments, Inc.	Revolver	0.50	715	(11)
Eliassen Group, LLC	Delayed Draw	1.00	3,741	(43)
Ellkay, LLC	Revolver	0.50	0	(0)
Excel Fitness Holdings, Inc.	Revolver	0.50	292	(13)
Excelitas Technologies Corp.	Delayed Draw	0.50	2,334	(86)
Excelitas Technologies Corp.	Revolver	0.50	480	(18)
FPG Intermediate Holdco, LLC	Delayed Draw	1.00	12,317	(539)
Hercules Borrower LLC	Delayed Draw	1.00	1	(0)
Hoosier Intermediate, LLC	Revolver	0.50	1	(0)
HS Spa Holdings Inc.	Revolver	0.50	124	(3)
IQN Holding Corp.	Delayed Draw	1.00	2,976	(46)
IQN Holding Corp.	Revolver	0.50	489	(8)
Jeg's Automotive, LLC	Delayed Draw	1.00	1	(0)
Kaseya, Inc.	Delayed Draw	0.50	4,485	(131)
Kaseya, Inc.	Revolver	0.50	514	(15)
LinQuest Corporation	Delayed Draw	1.00	10,000	—
LVF Holdings, Inc.	Delayed Draw	1.00	2	(0)
LVF Holdings, Inc.	Revolver	0.50	0	(0)
Material Holdings, LLC	Delayed Draw	—	4	(0)
Medical Manufacturing Technologies, LLC	Delayed Draw	1.00	0	(0)
Medical Manufacturing Technologies, LLC	Revolver	0.50	0	(0)
NEFCO Holding Company LLC	Delayed Draw	1.00	3,029	(59)
NEFCO Holding Company LLC	Revolver	0.50	1,018	(20)
North Haven Fairway Buyer, LLC	Revolver	0.50	923	(17)
North Haven Stallone Buyer, LLC	Delayed Draw	1.00	200	(4)
Oak Purchaser, Inc.	Delayed Draw	0.50	2,963	(69)
Oak Purchaser, Inc.	Revolver	0.50	584	(14)
PF Atlantic Holdco 2, LLC	Delayed Draw	1.00	1	(0)
PF Atlantic Holdco 2, LLC	Revolver	0.50	0	(0)
PXO Holdings I Corp.	Delayed Draw	1.00	0	(0)
PXO Holdings I Corp.	Revolver	0.50	0	(0)
QNNECT, LLC	Delayed Draw	1.00	1,386	(42)
Quantic Electronics, LLC	Delayed Draw	1.00	3	(0)

CARLYLE SECURED LENDING III
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2022
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount		Fair Value
Radwell Parent, LLC	Revolver	0.38%		$1,047	$(31)
RSC Acquisition, Inc.	Delayed Draw	1.00		7,293	(331)
SCP Eye Care HoldCo, LLC	Delayed Draw	1.00		2,352	(57)
SCP Eye Care HoldCo, LLC	Revolver	0.50		1,035	(25)
Smarsh Inc.	Delayed Draw	1.00		0	(0)
Smarsh Inc.	Revolver	0.50		0	(0)
Spotless Brands, LLC	Revolver	0.50		457	(14)
The Carlstar Group LLC	Revolver	0.50		1,829	(24)
Trader Corporation (Canada)	Revolver	0.50	C$	906	(31)
Trafigura Trading LLC	Revolver	0.50		0	(0)
Tufin Software North America, Inc.	Delayed Draw	—		31	(1)
Tufin Software North America, Inc.	Revolver	0.50		357	(11)
Wineshipping.com LLC	Delayed Draw	1.00		0	(0)
Wineshipping.com LLC	Revolver	0.50		0	(0)
Total unfunded commitments				$100,069	$(2,646)

As of December 31, 2022, investments at fair value consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value
First Lien Debt	$199,120	$197,068	98.5%
Second Lien Debt	16	15	0.0
Equity Investments	2,979	2,998	1.5
Total	$202,115	$200,081	100.0%

CARLYLE SECURED LENDING III
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2022
(dollar amounts in thousands)
The rate type of debt investments at fair value as of December 31, 2022 was as follows:

Rate Type	Amortized Cost	Fair Value	% of Fair Value of First and Second Lien Debt
Floating Rate	$199,136	$197,083	100.0%
Fixed Rate	—	—	—
Total	$199,136	$197,083	100.0%
The industry composition of investments at fair value as of December 31, 2022 was as follows:

Industry	Amortized Cost	Fair Value	% of Fair Value
Aerospace & Defense	$5,113	$5,106	2.6%
Automotive	15,692	15,792	7.9
Beverage & Food	24	23	0.0
Business Services	13,997	13,875	6.9
Capital Equipment	13,229	13,083	6.6
Chemicals, Plastics & Rubber	19	19	0.0
Construction & Building	4,014	3,890	1.9
Consumer Goods: Durable	2	2	0.0
Consumer Goods: Non-Durable	4,871	4,868	2.4
Consumer Services	40,378	39,712	19.8
Containers, Packaging & Glass	14,463	14,636	7.3
Diversified Financial Services	16,067	15,602	7.8
Environmental Industries	1	1	0.0
Healthcare & Pharmaceuticals	10,097	10,146	5.1
High Tech Industries	12,195	11,982	6.0
Leisure Products & Services	4,364	4,233	2.1
Metals & Mining	2	3	0.0
Retail	4,185	4,025	2.0
Software	7,262	7,192	3.6
Sovereign & Public Finance	78	78	0.0
Telecommunications	11,371	11,328	5.7
Transportation: Cargo	8,356	8,154	4.1
Wholesale	16,335	16,331	8.2
Total	$202,115	$200,081	100.0%

CARLYLE SECURED LENDING III
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2022
(dollar amounts in thousands)
The geographical composition of investments at fair value as of December 31, 2022 was as follows:

Geography	Amortized Cost	Fair Value	% of Fair Value
Australia	$699	$699	0.3%
Canada	14,851	14,793	7.4
United States	186,565	184,589	92.3
Total	$202,115	$200,081	100.0%

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARLYLE SECURED LENDING III
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
As of September 30, 2023
(dollar amounts in thousands, except per share data)
1. ORGANIZATION
Carlyle Secured Lending III (together with its consolidated subsidiary, the “Company” or “CSL III”) is a Delaware statutory trust formed on February 8, 2021 and structured as an externally managed, non-diversified closed-end investment company. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”). In addition, the Company has elected to be treated, and intends to continue to comply with the requirements to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (together with the rules and regulations promulgated thereunder, the “Code”) beginning with the year ending December 31, 2022, as well as maintain such election in future taxable years. However, there is no guarantee that the Company will qualify to make such an election for any taxable year. For the initial tax year ended December 31, 2021, the Company was taxed as a regular C Corporation.
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
The Company commenced operations on May 28, 2021 (“Commencement”). On February 24, 2022, the Company completed its initial closing of capital commitments from unaffiliated investors in the Company’s private offering (the “Initial Closing Date”). Up to and including August 24, 2023, the Company has held additional closings subsequent to the Initial Closing Date.
The Company is an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012.
The Company is externally managed by CSL III Advisor, LLC (together with its successors, the “Investment Adviser”), an investment adviser registered under the Investment Advisers Act of 1940, as amended. Carlyle Global Credit Administration L.L.C. (the “Administrator”) provides the administrative services necessary for the Company to operate. Both the Investment Adviser and the Administrator are consolidated subsidiaries of Carlyle Investment Management L.L.C., a wholly owned subsidiary of The Carlyle Group Inc. “Carlyle” refers to The Carlyle Group Inc. and its affiliates and its consolidated subsidiaries (other than portfolio companies of its affiliated funds), a global investment firm publicly traded on the Nasdaq Global Select Market under the symbol “CG”. Refer to the sec.gov website for further information on Carlyle.
Carlyle Secured Lending III SPV, L.L.C. (the “SPV”) is a Delaware limited liability company that was formed on August 31, 2022. The SPV, which invests in first and second lien senior secured loans, is a wholly owned subsidiary of the Company and is consolidated in these unaudited consolidated financial statements commencing from the date of its formation.
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
2. SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The unaudited consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The Company is an investment company for the purposes of accounting and financial reporting in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies (“ASC 946”). The unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, the SPV. All significant intercompany balances and transactions have been eliminated. U.S. GAAP for an investment company requires investments to be recorded at fair value. The carrying value for all other assets and liabilities approximates their fair value.
The interim unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. Accordingly, certain disclosures accompanying the annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments considered necessary for the fair presentation of unaudited consolidated financial statements for the interim periods presented have been included. These adjustments are of a normal, recurring nature. This Form 10-Q should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2022. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the operating results to be expected for the full year.
The dollar amounts on the unaudited consolidated financial statements are presented in thousands. Prior periods have been conformed to the current presentation.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make assumptions and estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management’s estimates are based on historical experiences and other factors, including expectations of future events that management believes to be reasonable under the circumstances. It also requires management to exercise judgment in the process of applying the Company’s accounting policies. Assumptions and estimates regarding the valuation of investments and their resulting impact on management and incentive fees involve a higher degree of judgment and complexity and these assumptions and estimates may be significant to the unaudited consolidated financial statements. Actual results could differ from these estimates and such differences could be material.
Investments
Investment transactions are recorded on the trade date. Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment at the time of exit using the specific identification method without regard to unrealized appreciation or depreciation previously recognized, and includes investments charged off during the period, net of recoveries. Net change in unrealized appreciation or depreciation on investments as presented in the accompanying Consolidated Statements of Operations reflects the net change in the fair value of investments, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized. See Note 3, Fair Value Measurements, to the unaudited consolidated financial statements for further information about fair value measurements.
Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash consist of demand deposits and highly liquid investments (e.g., money market funds, U.S. treasury notes) with original maturities of three months or less. Cash equivalents are carried at amortized cost, which approximates fair value. The Company’s cash, cash equivalents and restricted cash are held with two large financial institutions and cash held in such financial institutions may, at times, exceed the Federal Deposit Insurance Corporation insured limit. As of September 30, 2023 and December 31, 2022, the Company held restricted cash balances of $8,096 and $726, respectively, which represent amounts that are collected and held by trustees appointed by the Company for payment of interest expense and principal on the outstanding borrowings, or reinvestment into new assets, and as custodians of the assets securing certain of the Company’s financing transactions. As of September 30, 2023 approximately $508 of the restricted cash balances were denominated in a foreign currency. There was no restricted cash balances denominated in a foreign currency as of December 31, 2022.
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
The Company may have loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK income represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. As of September 30, 2023 and December 31, 2022, the fair value of the loans in the portfolio with PIK provisions was $22,768 and $6,381 respectively, which represented approximately 8.2% and 3.2%, respectively, of total investments at fair value. For the three and nine months ended September 30, 2023, the Company earned $119 and $329, respectively, in PIK income. For the three and nine months ended September 30, 2022, the Company earned $4 and $4, in PIK income, respectively.
Other Income
Other income may include income such as consent, waiver, amendment, commitment, underwriting and prepayment fees associated with the Company’s investment activities as well as any fees for managerial assistance services rendered by the Company to the portfolio companies. Such fees are recognized as income when earned or the services are rendered. The Company may receive fees for guaranteeing the outstanding debt of a portfolio company. Such fees are amortized into other income over the life of the guarantee. The unamortized amount, if any, is included in prepaid expenses and other assets in the accompanying Consolidated Statements of Assets and Liabilities. For the three and nine months ended September 30, 2023, the Company earned $288 and $1,083, respectively, in other income, primarily from commitment fees, prepayment fees and amendment fees. For the three and nine months ended September 30, 2022, the Company earned $282 and $448, respectively, in other income, primarily from commitment fees and arranger fees.
Non-Accrual Income
Loans are generally placed on non-accrual status when principal or interest payments are past due or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest are current or there is no longer any reasonable doubt that such principal or interest will be collected in full and, in management’s judgment, are likely to remain current. Management may determine not to place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of September 30, 2023 and September 30, 2022, there were no first or second lien debt investments on non-accrual status.
Organizational Expenses and Offering Costs
The Company bears, among other expenses and costs, organizational expenses and offering costs relating to the offering of the common shares of beneficial interest of the Company incurred on or prior to the final closing date (collectively, the “Organizational and Offering Costs”) up to a maximum aggregate amount of 0.15% of the Company’s total capital commitments. The Company’s final closing date was extended on February 21, 2023 by the Board of Trustees to permit the Company to accept shares up to and on August 24, 2023 (the “Final Closing Date”). In order to more fairly allocate the organizational expenses in connection with the Company’s formation among all shareholders, investors subscribing after the initial capital drawdown from investors in the Company’s private offering (the “Initial Drawdown” and the date on which the

Initial Drawdown occurs, the “Initial Drawdown Date”) are required to bear a pro rata portion of such expenses at the time of their first investment in the Company. To the extent the Company’s total capital commitments later increased from the Initial Drawdown Date, the Investment Adviser or its affiliates will be reimbursed by the Company for past payments of excess Organizational and Offering Costs made on the Company’s behalf up to 0.15% of total capital commitments, subject to Reimbursement Agreement (as defined below); provided, further, that the Investment Adviser or its affiliates may not be reimbursed for payment of excess Organizational and Offering Costs that were incurred more than three years prior to the proposed reimbursement.
The Company’s offering costs will be amortized over the twelve months beginning on the closing date for all closings occurring after the Initial Closing Date. As of September 30, 2023 and December 31, 2022, the Investment Advisor has incurred $2,196 and $2,199, respectively, of Organizational and Offering Costs, of which $467 and $417, respectively, would be reimbursable by the Company, subject to the Reimbursement Agreement (as defined below) and included in accrued organizational expenses and deferred offering costs payable in the accompanying Consolidated Statements of Assets and Liabilities. For the three months ended September 30, 2023, organizational expense and offering cost expense amounted to $5 and $20, respectively. For the nine months ended September 30, 2023, organizational expense and offering cost expense amounted to $17 and $86, respectively. For the three months ended September 30, 2022, organizational expense and offering cost expense amounted to $30 and $18, respectively. For the nine months ended September 30, 2022, organizational expense and offering cost expense amounted to $66 and $78, respectively.
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
Income Taxes
The Company was taxed as a regular C Corporation for the initial tax year ended December 31, 2021. Beginning with the year ending December 31, 2022, for federal income tax purposes, the Company has elected to be treated as a RIC under the Code, and intends to make the required distributions to its shareholders as specified therein. In order to qualify as a RIC, the Company must, among other things, meet certain minimum distribution, source-of-income and asset diversification requirements. If such requirements are met, then the Company is generally required to pay income taxes only on the portion of its taxable income and gains it does not distribute.
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
In addition, based on the excise distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner an amount at least equal to the sum of (1) 98% of its ordinary income for each calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in the preceding year. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed. The Company intends to make sufficient distributions each taxable year to satisfy the excise distribution requirements as reasonable. For the three and nine months ended September 30, 2023, the

Company incurred $22 and $39 in excise tax, respectively. For the three and nine months ended September 30, 2022, the Company did not incur excise tax.
The Company evaluates tax positions taken or expected to be taken in the course of preparing its unaudited consolidated financial statements to determine whether the tax positions are “more likely than not” to be sustained by the applicable tax authority. The SPV is a disregarded entity for tax purposes and is consolidated with the tax return of the Company. All penalties and interest associated with income taxes, if any, are included in income tax expense.
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
The Company has adopted a dividend reinvestment plan, pursuant to which the Company will reinvest all cash dividends declared by the Board of Trustees on behalf of the Company’s shareholders unless the investors opt out of the dividend reinvestment plan.

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

Securities/instruments that are illiquid or for which the pricing source does not provide a valuation or methodology or provides a valuation or methodology that, in the judgment of the Investment Adviser, does not represent fair value shall each be valued as of the measurement date using all techniques appropriate under the circumstances and for which sufficient data is available. These valuation techniques may vary by investment and include comparable public market valuations, comparable precedent transaction valuations and/or discounted cash flow analyses. The process generally used to determine the applicable value is as follows: (i) the value of each portfolio company or investment is initially reviewed by the investment professionals responsible for such portfolio company or investment and, for non-traded investments, a standardized template designed to approximate fair market value based on observable market inputs, updated credit statistics and unobservable inputs is used to determine a preliminary value, which is also reviewed alongside consensus pricing, where available; (ii) preliminary valuation conclusions are documented and reviewed by a valuation committee comprised of personnel of the Investment Adviser; (iii) the Board of Trustees engages a third-party valuation firm to provide positive assurance on portions of first lien senior secured loans, “unitranche” loans and second lien senior secured loans each quarter (such that each non-traded investment is reviewed by a third-party valuation firm at least once on a rolling twelve month basis) including a review of management’s preliminary valuation and conclusion on fair value; (iv) if applicable, prior to September 8, 2022, the Audit Committee of the Board of Trustees (the “Audit Committee”) reviewed the assessments of the Investment Adviser and the third-party valuation firm; and (v) if applicable, prior to September 8, 2022, the Board of Trustees discussed the valuation recommendations of the Audit Committee and determined the fair value of each investment in the portfolio in good faith based on the input of the Investment Adviser and, where applicable, the third-party valuation firm.
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
In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the unaudited consolidated financial statements as of September 30, 2023 and December 31, 2022.
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
Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur. For the three and nine months ended September 30, 2023 and 2022, there were no transfers between levels.
The following tables summarize the Company’s investments measured at fair value on a recurring basis by the above fair value hierarchy levels as of September 30, 2023 and December 31, 2022:

	September 30, 2023
	Level 1	Level 2	Level 3	Total
Assets
First Lien Debt	$—	$—	$274,694	$274,694
Second Lien Debt	—	—	16	16
Equity Investments	—	—	2,697	2,697
Total	$—	$—	$277,407	$277,407

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
First Lien Debt	$—	$—	$197,068	$197,068
Second Lien Debt	—	—	15	15
Equity Investments	—	—	2,998	2,998
Total	$—	$—	$200,081	$200,081

The changes in the Company’s investments at fair value for which the Company has used Level 3 inputs to determine fair value and net change in unrealized appreciation (depreciation) included in earnings for Level 3 investments still held are as follows:

	Financial Assets
	For the three months ended September 30, 2023
	First Lien Debt	Second Lien Debt	Equity Investments	Total
Balance, beginning of period	$259,096	$16	$3,220	$262,332
Purchases	15,021	—	6	15,027
Sales	—	—	—	—
Paydowns	(3,168)	—	(384)	(3,552)
Accretion of discount	324	—	12	336
Net realized gains (losses)	—	—	—	—
Net change in unrealized appreciation (depreciation)	3,421	—	(157)	3,264
Balance, end of period	$274,694	$16	$2,697	$277,407
Net change in unrealized appreciation (depreciation) relating to Level 3 investments still held at the reporting date included within the Consolidated Statements of Operations	$3,421	$—	$(157)	$3,264

	Financial Assets
	For the nine months ended September 30, 2023
	First Lien Debt	Second Lien Debt	Equity Investments	Total
Balance, beginning of period	$197,068	$15	$2,998	$200,081
Purchases	77,363	—	178	77,541
Sales	25	—	—	25
Paydowns	(6,351)	—	(384)	(6,735)
Accretion of discount	860	1	15	876
Net realized gains (losses)	10	—	—	10
Net change in unrealized appreciation (depreciation)	5,719	—	(110)	5,609
Balance, end of period	$274,694	$16	$2,697	$277,407
Net change in unrealized appreciation (depreciation) relating to Level 3 investments still held at the reporting date included within the Consolidated Statements of Operations	$5,719	$—	$(110)	$5,609

	Financial Assets
	For the three months ended September 30, 2022
	First Lien Debt	Second Lien Debt	Equity Investments	Total
Balance, beginning of period	$33,704	$15	$2	$33,721
Purchases	70,168	0	2,889	73,057
Paydowns	(724)	—	—	(724)
Accretion of discount	107	0	0	107
Net change in unrealized appreciation (depreciation)	(682)	0	(0)	(682)
Balance, end of period	$102,573	$15	$2,891	$105,479
Net change in unrealized appreciation (depreciation) relating to Level 3 investments still held at the reporting date included within the Consolidated Statements of Operations	$(682)	$0	$(0)	$(682)

	Financial Assets
	For the nine months ended September 30, 2022
	First Lien Debt	Second Lien Debt	Equity Investments	Total
Balance, beginning of period	$99	$16	$2	$117
Purchases	104,480	0	2,889	107,369
Paydowns	(1,073)	—	—	(1,073)
Accretion of discount	135	0	0	135
Net change in unrealized appreciation (depreciation)	(1,068)	(1)	0	(1,069)
Balance, end of period	$102,573	$15	$2,891	$105,479
Net change in unrealized appreciation (depreciation) relating to Level 3 investments still held at the reporting date included within the Consolidated Statements of Operations	$(1,068)	$(1)	$0	$(1,069)
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
The following tables summarize the quantitative information related to the significant unobservable inputs for Level 3 instruments which are carried at fair value as of September 30, 2023 and December 31, 2022:

	Fair Value as of September 30, 2023	Valuation Techniques	Significant Unobservable Inputs	Range
				Low	High	Weighted Average
Investments in First Lien Debt	$274,661	Discounted Cash Flow	Discount Rate	6.02%	15.75%	7.21%
	33	Consensus Pricing	Indicative Quotes	98.25%	98.25%	98.25%
Total First Lien Debt	274,694
Investments in Second Lien Debt	16	Discounted Cash Flow	Discount Rate	8.29%	13.16%	10.24%
Total Second Lien Debt	16
Investments in Equity	2,697	Income Approach	Discount Rate	11.68%	17.95%	17.48%
Total Equity Investments	2,697
Total Level 3 Investments	$277,407

	Fair Value as of December 31, 2022	Valuation Techniques	Significant Unobservable Inputs	Range
				Low	High	Weighted Average
Investments in First Lien Debt	$158,355	Discounted Cash Flow	Discount Rate	6.82%	13.13%	8.03%
	38,713	Consensus Pricing	Indicative Quotes	97.00%	99.25%	97.22%
Total First Lien Debt	197,068
Investments in Second Lien Debt	15	Discounted Cash Flow	Discount Rate	9.61%	12.91%	10.46%
Total Second Lien Debt	15
Investments in Equity	2,998	Income Approach	Discount Rate	13.70%	18.67%	18.66%
Total Equity Investments	2,998
Total Level 3 Investments	$200,081
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
Financial instruments disclosed but not carried at fair value
The carrying values of the secured borrowings generally approximate their respective fair values due to their variable interest rates. Secured borrowings are categorized as Level 3 within the hierarchy. The carrying value of other financial assets and liabilities approximates their fair value based on the short-term nature of these items.
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
The initial term of the Investment Advisory Agreement was two years from June 21, 2021 and, unless terminated earlier, the Investment Advisory Agreement renews automatically for successive annual periods, provided such continuance is specifically approved at least annually by the vote of the Board of Trustees and by the vote of a majority of the trustees of the Company who are not “interested persons” of the Company as defined in Section 2(a)(19) of the Investment Company Act (“Independent Trustees”). The Investment Advisory Agreement will automatically terminate in the event of an assignment and may be terminated by either party without penalty upon at least 60 days’ written notice to the other party. On May 4, 2023, the Company’s Board of Trustees, including a majority of the Independent Trustees approved at an in-person meeting the continuance of the Company’s Investment Advisory Agreement with the Investment Adviser for an additional one year term. Pursuant to the Investment Advisory Agreement and subject to the overall supervision of the Board of Trustees, the Investment Adviser provides investment advisory services to the Company. For providing these services, the Investment Adviser receives fees from the Company consisting of two components—a base management fee and an incentive fee.
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
For the three and nine months ended September 30, 2023, the Company incurred $1,016 and $2,778, respectively, in incentive fee on pre-incentive fee net investment income. For the three and nine months ended September 30, 2022, the Company did not incur any net investment income incentive fees. As of September 30, 2023 and December 31, 2022, $1,017 and $507, respectively, was unpaid and included incentive fees payable in the accompanying unaudited Consolidated Statements of Assets and Liabilities.
Accrued capital gains incentive fees are based upon the cumulative net realized and unrealized appreciation (depreciation) from inception. Accordingly, the accrual for any capital gains incentive fee under U.S. GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. For the three and nine months ended September 30, 2023 and 2022, the Company did not incur any capital gains incentive fees.
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

For the three months ended September 30, 2023 and 2022, $910 and $578 of other operating expenses were reimbursable by the Investment Adviser under the agreement relating to other operating expenses incurred during the respective periods. For the nine months ended September 30, 2023 and 2022, $2,564 and $2,257 of other operating expenses were reimbursable by the Investment Adviser under the agreement relating to other operating expenses incurred during the respective periods. As of September 30, 2023 and December 31, 2022, the Company has incurred other operating expenses of $5,634 and $3,070 respectively, that are subject to reimbursement by the Investment Adviser under the agreement, of which $1,682 and $1,490, respectively, are included in Due from Investment Adviser on the Consolidated Statements of Assets and Liabilities. All amounts eligible for recovery by the Investment Adviser from the Company at September 30, 2023 will expire three years after the first Required Expense Payment.
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
For the three and nine months ended September 30, 2023, the Company incurred $187 and $748, respectively, in fees under the Administration Agreement. For the three and nine months ended September 30, 2022, the Company incurred $63 and $100, respectively, in fees under the Administration Agreement. Fees incurred under the Administration Agreement are included in administrative service fees in the accompanying unaudited Consolidated Statements of Operations. As of September 30, 2023 and December 31, 2022, $308 and $396, respectively, was unpaid and included in administrative service fees payable in the accompanying unaudited Consolidated Statements of Assets and Liabilities.

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
For the three and nine months ended September 30, 2023, fees incurred in connection with the State Street Sub-Administration Agreement and the DST Sub-Administration Agreement amounted to $342 and $618, respectively. For the three and nine months ended September 30, 2022, fees incurred in connection with the State Street Sub-Administration Agreement and the DST Sub-Administration Agreement amounted to $57 and $217, respectively. These fees are included in other general and administrative expenses in the accompanying unaudited Consolidated Statements of Operations. As of September 30, 2023 and December 31, 2022, $576 and $47, respectively, was unpaid and included in other accrued expenses and liabilities in the accompanying unaudited Consolidated Statements of Assets and Liabilities.
Placement Fees
On June 21, 2021, the Company entered into a placement fee arrangement with TCG Capital Markets L.L.C. (“TCG”), a licensed broker dealer and an affiliate of the Investment Adviser, which may require shareholders to pay a placement fee to TCG for TCG’s services.
For the three and nine months ended September 30, 2023 and 2022, TCG did not earn placement fees from the Company’s shareholder in connection with the issuance or sale of common shares of beneficial interest of the Company, par value $0.001 per Share.
Board of Trustees
The Company’s Board of Trustees currently consists of seven members, four of whom are Independent Trustees. The Board of Trustees has established an audit committee and a pricing committee of the Board of Trustees, and may establish additional committees in the future. For the three and nine months ended September 30, 2023 the Company incurred $61 and $191, respectively, in fees and expenses associated with its Independent Trustees’ services on the Company's Board of Trustees and its committees. For the three and nine months ended September 30, 2022, the Company incurred $120 and $303, respectively, in fees and expenses associated with its Independent Trustees’ services on the Company's Board of Trustees and its committees. These fees are included in trustees’ fees and expenses in the accompanying Consolidated Statements of Operations. As of September 30, 2023 and December 31, 2022, no fees or expenses associated with the Board of Trustees were payable.
5. BORROWINGS
The Company and the SPV are party to the Credit Facilities as described below. In accordance with the Investment Company Act, the Company is currently only allowed to borrow amounts such that its asset coverage, as defined in the Investment Company Act, is at least 150% after such borrowing. As of September 30, 2023, asset coverage was 223.82%, and the Company and the SPV were in compliance with all covenants and other requirements under the Credit Facilities as of September 30, 2023. Below is a summary of the borrowings and repayments under the Credit Facilities for the three and nine months ended September 30, 2023 and 2022.

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Outstanding borrowing, beginning of period	$132,414	$19,650	$98,631	$—
Borrowings	17,300	53,247	75,020	72,897
Repayments	(11,000)	(27,000)	(35,400)	(27,000)
Foreign currency translation	(475)	(77)	(12)	(77)
Outstanding borrowing, end of period	$138,239	$45,820	$138,239	$45,820
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
Summary of the Credit Facilities
The Credit Facilities consisted of the following as of September 30, 2023 and December 31, 2022:

	September 30, 2023
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Subscription Facility	$45,000	$33,239	$11,761	$11,761
SPV Credit Facility	150,000	105,000	45,000	28,883
Total	$195,000	$138,239	$56,761	$40,644

	December 31, 2022
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Subscription Facility	$45,000	$43,931	$1,069	$1,069
SPV Credit Facility	150,000	54,700	95,300	43,729
Total	$195,000	$98,631	$96,369	$44,798

(1)The unused portion is the amount upon which commitment fees are based.
(2)Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.
For the three and nine months ended September 30, 2023 and 2022, the components of interest expense and credit facility fees were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Interest expense	$2,761	$494	$7,314	$595
Facility unused commitment fee	45	22	155	45
Amortization of deferred financing costs	249	106	658	175
Total interest expense and credit facility fees	$3,055	$622	$8,127	$815
Cash paid for interest expense and credit facility fees	$2,493	$221	$6,369	$306

Weighted average principal debt outstanding	$136,821	$37,728	$127,437	$16,663
Weighted average interest rate(1)	7.90%	5.13%	7.56%	3.95%
(1) Excludes facility unused commitment fee and amortization of deferred financing costs and debt issuance costs.
As of September 30, 2023 and December 31, 2022, the components of interest and credit facility fees payable were as follows:

	As of
	September 30, 2023	December 31, 2022
Interest expense payable	$1,898	$652
Unused commitment fees payable	42	75
Total interest expense and credit facility fees payable	$1,940	$727
Weighted average interest rate (based on floating benchmark rates)	7.99%	6.41%

6. COMMITMENTS AND CONTINGENCIES

A summary of significant contractual payment obligations was as follows as of September 30, 2023 and December 31, 2022:

	As of
Payment Due by Period	September 30, 2023	December 31, 2022
Less than 1 year	$33,239	$—
1-3 years	—	43,931
3-5 years	—	—
More than 5 years	105,000	54,700
Total	$138,239	$98,631

In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnification or warranties. Future events could occur that lead to the execution of these provisions against the Company. The Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the unaudited consolidated financial statements as of September 30, 2023 and December 31, 2022 for any such exposure.
As of September 30, 2023 and December 31, 2022, the Company had $311,291 and $277,898, respectively, in total capital commitments from shareholders, of which $153,019 and $168,237, respectively, was unfunded. As of September 30, 2023 and December 31, 2022, current officers had $225 and $275, respectively, in unfunded capital commitments to the Company.
The Company has in the past, currently is and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments. The Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of the indicated dates:

	Par/ Principal Amount as of
	September 30, 2023	December 31, 2022
Unfunded delayed draw commitments	$62,234	$84,892
Unfunded revolving loan commitments	16,388	15,177
Total unfunded commitments	$78,622	$100,069
7. NET ASSETS
In connection with its formation, the Company has the authority to issue an unlimited number of common shares of beneficial interest of the Company, par value $0.001 per share (“Shares”).
The following table summarizes capital activity during the three and nine months ended September 30, 2023:

	Common Shares of Beneficial Interest		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount
Balance, July 1, 2023	6,974,983	$7	$138,894	$2,843	$9	$(284)	$141,469
Common shares of beneficial interest issued	1,120,349	1	23,291	—	—	—	23,292
Dividend reinvestment	81,429	—	1,627	—	—	—	1,627
Net investment income (loss)	—	—	—	4,790	—	—	4,790
Net realized gain (loss)	—	—	—	—	(2)	—	(2)
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	3,723	3,723
Dividends declared	—	—	—	(3,738)	—	—	(3,738)
Balance, September 30, 2023	8,176,761	$8	$163,812	$3,895	$7	$3,439	$171,161

	Common Shares of Beneficial Interest		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount
Balance, January 1, 2023	5,568,950	$6	$110,873	$955	$—	$(2,162)	$109,672
Common shares of beneficial interest issued	2,389,479	2	48,609	—	—	—	48,611
Dividend reinvestment	218,332	—	4,330	—	—	—	4,330
Net investment income (loss)	—	—	—	13,054	—	—	13,054
Net realized gain (loss)	—	—	—	—	7	—	7
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	5,601	5,601
Dividends declared	—	—	—	(10,114)	—	—	(10,114)
Balance, September 30, 2023	8,176,761	$8	$163,812	$3,895	$7	$3,439	$171,161

The following table summarizes capital activity during the three and nine months ended September 30, 2022:

	Common Shares of Beneficial Interest		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount
Balance, July 1, 2022	2,294,820	$2	$45,864	$177	$—	$(387)	$45,656
Common shares of beneficial interest issued	1,066,889	1	21,187	—	—	—	21,188
Dividend reinvestment	17,171	0	346	—	—	—	346
Net investment income (loss)	—	—	—	1,505	—	—	1,505
Net realized gain (loss)	—	—	—	—	(18)	—	(18)
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	(605)	(605)
Dividends declared	—	—	—	(1,179)	—	—	(1,179)
Balance, September 30, 2022	3,378,880	$3	$67,397	$503	$(18)	$(992)	$66,893

	Common Shares of Beneficial Interest		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount
Balance, January 1, 2022	5,000	$0	$100	$(729)	$—	$0	$(629)
Common Shares of Beneficial Interest issued	3,356,709	3	66,951	—	—	—	66,954
Dividend reinvestment	17,171	0	346	—	—	—	346
Net investment income (loss)	—	—	—	2,802	—	—	2,802
Net realized gain (loss)	—	—	—	—	(18)	—	(18)
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	(992)	(992)
Dividends declared	—	—	—	(1,570)	—	—	(1,570)
Balance, September 30, 2022	3,378,880	$3	$67,397	$503	$(18)	$(992)	$66,893

    The following table summarizes total Shares issued and proceeds related to capital activity during the nine months ended September 30, 2023:

	Shares Issued	Proceeds
March 29, 2023	1,269,130	$25,319
September 27, 2023	1,120,349	23,292
Total	2,389,479	$48,611
The following table summarizes total Shares issued and proceeds related to capital activity for the nine months ended September 30, 2022:

	Shares Issued	Proceeds
March 31, 2022	761,040	$15,221
June 30, 2022	1,528,780	30,545
September 28, 2022	1,066,889	21,188
Total	3,356,709	$66,954

The Company has adopted a dividend reinvestment plan, pursuant to which the Company will reinvest all cash dividends declared by the Board of Trustees on behalf of the Company’s shareholders who do not elect to receive their dividends in cash. The following table summarizes the Shares issued under the dividend reinvestment plan during the nine months ended September 30, 2023:

	Shares Issued	Share Value
January 20, 2023	68,233	$1,351
April 20, 2023	68,670	$1,352
July 21, 2023	81,429	$1,627
Total	218,332	$4,330

The following table summarizes the Shares issued under the dividend reinvestment plan during the nine months ended September 30, 2022:

	Shares Issued	Share Value
July 15, 2022	17,171	$346
Total	17,171	$346

Capital transactions for September 30, 2023 and 2022 were executed at an offering price at a premium to net asset value in order to effect a reallocation of previously incurred expenses to investors. There was no increase to net asset value per Share resulting from such transactions for the nine months ended September 30, 2023. Such transactions increased net asset value by $144.82 per Share for the nine months ended September 30, 2022.

Earnings Per Share

The Company computes earnings per Share in accordance with ASC 260, Earnings Per Share. Basic earnings per Share was calculated by dividing the net increase (decrease) in net assets resulting from operations attributable to the Company by the weighted-average number of Shares outstanding for the period. Basic and diluted earnings per Share were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Net increase (decrease) in net assets resulting from operations	$8,511	$882	$18,662	$1,792
Weighted-average Shares outstanding	7,087,421	2,344,168	6,576,260	1,055,359
Basic and diluted earnings per common Share	$1.20	$0.38	$2.84	$1.70
The following table summarizes the Company’s dividends declared since Commencement:

Date Declared	Record Date	Payment Date	Per Share Amount
2022
June 15, 2022	June 15, 2022	July 15, 2022	$0.51
September 14, 2022	September 14, 2022	October 19, 2022	0.51
December 23, 2022	December 23, 2022	January 20, 2023	0.35
Total			$1.37
2023
March 15, 2023	March 15, 2023	April 20, 2023	$0.50
June 30, 2023	June 30, 2023	July 21, 2023	0.51
September 13, 2023	September 13, 2023	October 20, 2023	0.53
Total			$1.54

8. CONSOLIDATED FINANCIAL HIGHLIGHTS
The following is a schedule of unaudited consolidated financial highlights for the nine months ended September 30, 2023 and 2022:

	Nine months ended September 30,
	2023	2022
Per Share Data:
Net asset value per Share, beginning of period	$19.69	$(125.70)
Net investment income (loss)(1)	1.99	2.65
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments and non-investment assets and liabilities	0.85	(0.95)
Net increase (decrease) in net assets resulting from operations	2.84	1.70
Dividends declared(2)	(1.54)	(1.02)
Effect of offering price of subscriptions(3)	(0.06)	144.82
Net asset value per Share, end of period	$20.93	$19.80
Number of Shares outstanding, end of period	8,176,761	3,378,880
Total return based on net asset value (4)	13.73%	(116.56)%
Net assets, end of period	$171,161	$66,893
Ratio to average net assets(5):
Expenses before incentive fees and waivers and reimbursements of expenses	7.74%	6.84%
Expenses before incentive fees, after waivers and reimbursements of expenses	5.91%	6.84%
Expenses after incentive fees, before waivers and reimbursements of expenses	9.73%	6.84%
Expenses after incentive fees and waivers and reimbursements of expenses	7.90%	(0.25)%
Net investment income (loss)	9.32%	8.80%
Interest expense and credit facility fees	5.80%	2.56%
Ratios/Supplemental Data:
Asset coverage, end of period	223.82%	190.82%
Portfolio turnover	2.69%	5.17%
Total committed capital, end of period	$311,291	$273,070
Ratio of total contributed capital to total committed capital, end of period	50.84%	24.56%
Weighted-average Shares outstanding	6,576,260	1,055,359
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
9. LITIGATION
The Company may become party to certain lawsuits in the ordinary course of business. The Company does not believe that the outcome of current matters, if any, will materially impact the Company or its unaudited consolidated financial statements. As of September 30, 2023 and December 31, 2022, the Company was not subject to any material legal proceedings, nor, to the Company’s knowledge, is any material legal proceeding threatened against the Company.
In addition, portfolio investments of the Company could be the subject of litigation or regulatory investigations in the ordinary course of business. The Company does not believe that the outcome of any current contingent liabilities of its portfolio investments, if any, will materially affect the Company or these unaudited consolidated financial statements.

10. TAX
The Company has not recorded a liability for any uncertain tax positions pursuant to the provisions of ASC 740, Income Taxes, as of September 30, 2023 and December 31, 2022.
In the normal course of business, the Company is subject to examination by federal and certain state, local and foreign tax regulators. The Company's federal tax returns are generally subject to examination by the Internal Revenue service for a period of three years after they are filed.
The Company’s taxable income for each period is an estimate and will not be finally determined until the Company files its tax return for each year. Therefore, the final taxable income, and the taxable income earned in each period and carried forward for distribution in the following period, may be different than this estimate. The estimated tax character of dividends declared on Shares for the nine months ended September 30, 2023 was as follows:

	Nine months ended September 30,
	2023	2022
Ordinary income	$10,114	1,570
Tax return of capital	$—
11. SUBSEQUENT EVENTS
Subsequent events have been evaluated through the date the unaudited consolidated financial statements were issued. There have been no subsequent events that require recognition or disclosure through the date the unaudited consolidated financial statements were issued, except as disclosed elsewhere in these unaudited consolidated financial statements.

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
•uncertainty surrounding the financial stability of the United States, Europe and China, including a possible shutdown of the U.S. federal government;
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
We use words such as “anticipates,” “believes,” “expects,” “intends,” “will,” “should,” “may,” “plans,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “targets,” “projects,” “outlook,” “potential,” “predicts” and variations of these words and similar expressions to identify forward-looking statements, although not all forward-looking statements include these words. Our actual results and condition could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Risk Factors” in Part I, Item 1A of our annual report for the year ended December 31, 2022 (our “December 31, 2022 Form 10-K”).
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
Carlyle Secured Lending III, a Delaware statutory trust, is a specialty finance company that is a closed-end, externally managed, non-diversified management investment company. We have elected to be regulated as a BDC under the Investment Company Act and have operated our business as a BDC since we began our investment activities. For U.S. federal income tax purposes, we have elected to be treated as a RIC under Subchapter M of the Code. We were formed on February 8, 2021 and commenced our operations on May 28, 2021. We are conducting the private offering of our common shares of beneficial interest (“Shares”) to investors in reliance on exemptions from the registration requirements provided by Section 4(a)(2) of the Securities Act, Regulation D promulgated thereunder and Regulation S under the Securities Act of 1933, as amended (the “Securities Act”). Our principal executive offices are located at One Vanderbilt Avenue, Suite 3400, New York, New York 10017.
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
We are externally managed by our Investment Adviser, an investment adviser registered under the Investment Advisers Act of 1940, as amended. Our Administrator provides the administrative services necessary for us to operate. Both our Investment Adviser and our Administrator are subsidiaries of Carlyle Investment Management L.L.C., a subsidiary of Carlyle. The Investment Committee is responsible for reviewing and approving our investment opportunities. The members of the Investment Committee include several of the most senior credit professionals within the Global Credit segment, with backgrounds and expertise across multiple asset classes with significant industry experience and tenure. As of September 30, 2023, our Investment Adviser’s investment team included a team of 217 investment professionals across the Carlyle Global Credit segment. The Investment Committee has delegated approval of certain amendments, follow-on investments with existing borrowers, investments below certain size thresholds (existing or new platforms), and other matters as determined by the Investment Committee to the Screening Committee. In addition, our Investment Adviser and its investment team are supported by a team of finance, operations and administrative professionals currently employed by Carlyle Employee Co., a wholly owned subsidiary of Carlyle. In conducting our investment activities, we believe that we benefit from the significant scale, relationships and resources of Carlyle, including our Investment Adviser and its affiliates.
KEY COMPONENTS OF OUR CONSOLIDATED RESULTS OF OPERATIONS
Investments
Our level of investment activity can and does vary substantially from period to period depending on many factors, including the amount of debt available to middle market companies, the general economic environment and the competitive environment for the type of investments we make.
Revenue
We generate revenue primarily in the form of interest income on debt investments we hold. In addition, we generate income from dividends on direct equity investments, capital gains on the sales of loans and debt and equity securities and various loan origination and other fees. Our debt investments generally have a stated term of five to eight years and generally bear interest at a floating rate usually determined on the basis of a benchmark such as SOFR. Interest on these debt investments is generally paid quarterly. In some instances, we receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments fluctuates significantly from period to period. Our portfolio activity also reflects the proceeds of sales of securities. We may also generate revenue in the form of commitment, origination, amendment, structuring or due diligence fees, fees for providing managerial assistance and consulting fees.
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
PORTFOLIO AND INVESTMENT ACTIVITY
Below is a summary of certain characteristics of our investment portfolio as of September 30, 2023 and December 31, 2022.

	As of
	September 30, 2023	December 31, 2022
Number of investments	79	68
Number of portfolio companies	65	57
Number of industries	22	23
Percentage of total investment fair value:
First Lien Debt	99.0%	98.5%
Second Lien Debt	0.0%	0.0%
Total secured debt	99.0%	98.5%
Equity investments	1.0%	1.5%
Percentage of debt investment fair value:
Floating rate (1)	100.0%	100.0%
Fixed interest rate	—%	—%
(1) Primarily subject to interest rate floors.
Our investment activity for the three months ended September 30, 2023 and 2022 is presented below (information presented herein is at amortized cost unless otherwise indicated):

	Three months ended September 30,
	2023	2022
Investments:
Total investments, beginning of period	$262,021	$34,108
New investments purchased	15,027	73,058
Net accretion of discount on investments	336	106
Net realized gain (loss) on investments	—	—
Investments sold or repaid	(3,552)	(724)
Total Investments, end of period	$273,832	$106,548
Principal amount of investments funded:
First Lien Debt	$14,381	$72,725
Second Lien Debt	0	0
Equity Investments(1)	6	2,889
Total funded	$14,387	$75,614
Principal amount of investments sold or repaid:
First Lien Debt	$(2,446)	$(722)
Second Lien Debt	—	—
Equity Investments(1)	(384)	—
Total sold or repaid	$(2,830)	$(722)
Number of new funded debt investments	4	15
Average amount of new funded debt investments(2)	$1,725	$4,041
(1) Based on cost/proceeds of equity activity. The prior period has been conformed to the current presentation.
(2) For the three months ended September 30, 2023 and 2022, 100% of new funded debt investments were at floating interest rates.

As of September 30, 2023 and December 31, 2022, investments consisted of the following:

	September 30, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First Lien Debt	$271,028	$274,694	$199,120	$197,068
Second Lien Debt	16	16	16	15
Equity Investments	2,788	2,697	2,979	2,998
Total	$273,832	$277,407	$202,115	$200,081
The weighted average yields(1) for our first lien debt, second lien debt and income producing investments based on the amortized cost and fair value as of September 30, 2023 and December 31, 2022, were as follows:

	September 30, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First Lien Debt	12.6%	12.4%	11.5%	11.6%
Second Lien Debt	14.1%	14.1%	12.9%	13.2%
First and Second Lien Debt Total	12.6%	12.4%	11.5%	11.6%
Total Debt and Income Producing Investments(2)	12.6%	12.4%	11.5%	11.7%

(1)Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of September 30, 2023 and December 31, 2022. Weighted average yield on debt and income producing investments at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of original issue discount (“OID”) and market discount earned, divided by (b) total fair value included in such securities. Weighted average yield on debt and income producing investments at amortized cost is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned, divided by (b) total amortized cost included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented above.
(2)Income Producing Investments include income producing equity investments.
Total weighted average yields (which includes the effect of accretion of discount and amortization of premiums) of our total debt and income producing securities as measured on an amortized cost basis increased from 11.5% as of December 31, 2022 to 12.6% as of September 30, 2023 primarily due to the impact of benchmark interest rates.
As of September 30, 2023 and December 31, 2022, all of our first and second lien debt investments were performing and current on their interest payments. See the Schedule of Investments as of September 30, 2023 and December 31, 2022 in our unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on these investments, including a list of companies and type and amount of investments.
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

Our Investment Adviser monitors and, when appropriate, changes the risk ratings assigned to each debt investment in our portfolio. Our Investment Adviser reviews our investment ratings in connection with our quarterly valuation process. The below table summarizes the Internal Risk Ratings as of September 30, 2023 and December 31, 2022.

	September 30, 2023		December 31, 2022
(dollar amounts in millions)	Fair Value	% of Fair Value	Fair Value	% of Fair Value
Internal Risk Rating 1	$—	—%	$—	—%
Internal Risk Rating 2	268,668	97.8	197,041	100.0
Internal Risk Rating 3	6,042	2.2	41	0.0
Internal Risk Rating 4	—	—	—	—
Internal Risk Rating 5	—	—	—	—
Total	$274,710	100.0%	$197,082	100.0%
As of both September 30, 2023 and December 31, 2022, the weighted average Internal Risk Rating of our debt investment portfolio was 2.0, and none of our debt investments were assigned an Internal Risk Rating of 4-5.
See the Consolidated Schedules of Investments as of September 30, 2023 and December 31, 2022 in our unaudited consolidated financial statements in Part I, Item 1 of this Form 10-Q for more information on our investments, including a list of companies and type and amount of investments.
CONSOLIDATED RESULTS OF OPERATIONS
The net increase or decrease in net assets from operations may vary substantially from period to period as a result of various factors, including the recognition of realized gains and losses and net change in unrealized appreciation and depreciation. As a result, quarterly comparisons may not be meaningful.

Net Investment Income
Net investment income after giving effect to any waivers or reimbursement of expenses for the three and nine months ended September 30, 2023 and 2022 was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Total investment income	$8,909	$2,087	$24,115	$2,721
Total expenses (including Excise tax)	5,029	1,160	13,625	2,176
Less waivers and reimbursements of expenses (1)	(910)	(578)	(2,564)	(2,257)
Expenses after waivers and reimbursements of expenses	4,119	582	11,061	(81)
Net investment income (loss)	$4,790	$1,505	$13,054	$2,802

(1) Waivers and reimbursement of expenses represents the amounts reimbursed by the Investment Adviser pursuant to the Reimbursement Agreement. See Note 4, Related Party Transactions, to the unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on the expense waivers and reimbursement of expenses.
The increase in net investment income for the three and nine months ended September 30, 2023 from the comparable periods in 2022 was primarily driven by the changes discussed below.
Investment Income
Investment income for the three and nine months ended September 30, 2023 and 2022 was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Interest income	$8,502	$1,801	$22,703	$2,269
PIK income	119	4	329	4
Other income	288	282	1,083	448
Total investment income	$8,909	$2,087	$24,115	$2,721
Interest and PIK income on our first and second lien debt investments is dependent on the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. The increase in investment income for the three and nine months ended September 30, 2023 from the comparable periods in 2022 was driven by an increase in investment balance during the ramp up of the Company and the increase in benchmark interest rates. As of September 30, 2023 and September 30, 2022, there were no first or second lien debt investments on non-accrual status.
The increase in other income for the three and nine months ended September 30, 2023 from the comparable periods in 2022 was primarily driven by higher commitment fees and prepayment fees.
Expenses
Expenses before and after giving effect to any waivers or reimbursement of expenses for the three and nine months ended September 30, 2023 and 2022 comprised the following:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Organizational expenses	$5	$30	$17	$66
Offering cost expenses	20	18	86	78
Net investment income incentive fees	1,016	—	2,778	—
Professional fees	237	232	750	516
Administrative service fees	187	63	748	100
Interest expense and credit facility fees	3,055	622	8,127	815
Trustees’ fees and expenses	61	120	191	303
Other general and administrative	426	75	889	298

Excise tax expense	22	—	39	—
Total expenses (including Excise tax expense)	$5,029	$1,160	$13,625	$2,176
Less waivers and reimbursements of expenses	(910)	(578)	(2,564)	(2,257)
Expenses after waivers and reimbursements of expenses	$4,119	$582	$11,061	$(81)
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
The increase in interest expense for three and nine months ended September 30, 2023 from the comparable periods in 2022 was driven by the Company and the SPV entering into the Subscription Facility and SPV Credit Facility, respectively.
The Company exceeded $150 million in gross assets for the first time during the fourth quarter of 2022, resulting in the earning of incentive fees for subsequent periods pursuant to the Investment Advisory Agreement.
For the three and nine months ended September 30, 2023 and 2022, we recorded no accrued capital gains incentive fees based upon our cumulative net realized and unrealized appreciation (depreciation) as of September 30, 2023 and 2022. The accrual for any capital gains incentive fee under U.S. GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. See Note 4, Related Party Transactions, to the unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q for more information on the incentive and management fees.
Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation) on Investments
The amount of and number of investments with realized gain (loss) and change in appreciation (depreciation) for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Realized gain on investments	$—	$—	$10	$—
Number of investments with realized gains	—	—	3	—
Realized loss on investments	$—	$—	$—	$—
Number of investments with realized losses	—	—	—	—
Change in unrealized appreciation on investments	$4,565	$234	$8,069	$131
Number of investments with unrealized appreciation	46	21	50	13
Change in unrealized depreciation on investments	$1,301	$916	$2,460	$1,200
Number of investments with unrealized depreciation	7	34	9	41

Net realized gain (loss) and net change in unrealized appreciation (depreciation) for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Net realized gain (loss) on investments	$—	$—	$10	$—
Net change in unrealized appreciation (depreciation) on investments(1)	3,264	(682)	5,609	(1,069)
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments	$3,264	$(682)	$5,619	$(1,069)
Net realized currency gain (loss) on non-investment assets and liabilities	(2)	(18)	(3)	(18)
Net change in unrealized currency gains (losses) on non-investment assets and liabilities	459	77	(8)	77
Net realized and unrealized gains (losses)	$3,721	$(623)	$5,608	$(1,010)
(1) For the three and nine months ended September 30, 2023, net change in unrealized appreciation (depreciation) on investments included $(428) and $(42) related to currency gains (losses), respectively. For the three and nine months ended September 30, 2022, net change in unrealized appreciation (depreciation) on investments included $(54) and $(54) related to currency gains (losses), respectively.
Net realized gain (loss) and net change in unrealized appreciation (depreciation) by the type of investments for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three months ended September 30,				Nine months ended September 30,
	2023		2022		2023		2022
	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)	Net realized gain (loss)	Net change in unrealized appreciation (depreciation)
First Lien Debt	$—	$3,421	$—	$(682)	$10	$5,719	$—	$(1,068)
Second Lien Debt	—	—	—	0	—	—	—	(1)
Equity Investments	—	(157)	—	(0)	—	(110)	—	0
Total	$—	$3,264	$—	$(682)	$10	$5,609	$—	$(1,069)

Net change in unrealized appreciation (depreciation) in our investments for the three and nine months ended September 30, 2023 from the comparable periods in 2022 was driven by tighter market spreads.
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
As of September 30, 2023 and December 31, 2022, the Company had $23,900 and $6,761, respectively, in cash, cash equivalents and restricted cash. The Credit Facilities consisted of the following as of September 30, 2023 and December 31, 2022:

	September 30, 2023
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Subscription Facility	$45,000	$33,239	$11,761	$11,761
SPV Credit Facility	150,000	105,000	45,000	28,883
Total	$195,000	$138,239	$56,761	$40,644

	December 31, 2022
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Subscription Facility	$45,000	$43,931	$1,069	$1,069
SPV Credit Facility	150,000	54,700	95,300	43,729
Total	$195,000	$98,631	$96,369	$44,798
(1)The unused portion is the amount upon which commitment fees are based.
(2)Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.

Equity Activity
Shares issued as of September 30, 2023 and December 31, 2022 were 8,176,761 and 5,568,950, respectively. The following table summarizes activity in the number of Shares outstanding during the nine months ended September 30, 2023 and 2022:

	Nine months ended September 30,
	2023	2022
Shares outstanding, beginning of period	5,568,950	5,000
Common shares of beneficial interest issued	2,389,479	3,356,709
Dividends reinvested	218,332	17,171
Shares outstanding, end of period	8,176,761	3,378,880
Dividends
The following table summarizes our dividends declared since Commencement:

Date Declared	Record Date	Payment Date	Per Share Amount
2022
June 15, 2022	June 15, 2022	July 15, 2022	$0.51
September 14, 2022	September 14, 2022	October 19, 2022	0.51
December 23, 2022	December 23, 2022	January 20, 2023	0.35
Total			$1.37
2023
March 15, 2023	March 15, 2023	April 20, 2023	$0.50
June 30, 2023	June 30, 2023	July 21, 2023	0.51
September 13, 2023	September 13, 2023	October 20, 2023	0.53
Total			$1.54
OFF BALANCE SHEET ARRANGEMENTS
In the ordinary course of our business, we enter into contracts or agreements that contain indemnifications or warranties. Future events could occur which may give rise to liabilities arising from these provisions against us. We believe that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. As of September 30, 2023 and December 31, 2022, no accrual has been made for any such exposure in the unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
We have in the past, currently are and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments.
We had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of September 30, 2023 and December 31, 2022:

	Par/ Principal Amount as of
	September 30, 2023	December 31, 2022
Unfunded delayed draw commitments	$62,234	$84,892
Unfunded revolving commitments	16,388	15,177
Total unfunded commitments	$78,622	$100,069
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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of our unaudited consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. These estimates and judgments are based on historical information, information currently available to us and on various other assumptions management believes to be reasonable under the circumstances. Actual results could vary from those estimates and we may change our estimates and assumptions in future evaluations. Changes in these estimates and assumptions may have a material effect on our results of operations and financial condition. There have been no material changes in the critical accounting estimates since those discussed in the Company’s annual report on Form 10-K for the year ended December 31, 2022.

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
Interest Rate Risk
As of September 30, 2023, on a fair value basis, all of our debt investments bear interest at a floating rate, which primarily are subject to interest rate floors. Interest rates on the investments held within our portfolio of investments are typically based on floating SOFR, with many of these investments also having a reference rate floor. Additionally, our Credit Facilities are also subject to floating interest rates and are currently paid based on floating SOFR rates.
Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our income in the future.
The following table estimates the potential changes in net cash flow generated from interest income, should interest rates increase or decrease by 100, 200 or 300 basis points. Interest income is calculated as revenue from interest generated from our settled portfolio of debt investments held as of September 30, 2023. These hypothetical interest income calculations are based on a model of the settled debt investments in our portfolio, held as of September 30, 2023, and are only adjusted for assumed changes in the underlying base interest rates and the impact of that change on interest income. Interest expense is calculated based on outstanding secured borrowings as of September 30, 2023 and based on the terms of our Credit Facilities. Interest expense on our Credit Facilities is calculated using the stated interest rate as of September 30, 2023, adjusted for the hypothetical changes in rates, as shown below. We intend to continue to finance a portion of our investments with borrowings and the interest rates paid on our borrowings may significantly impact our net interest income.
We regularly measure exposure to interest rate risk. We assess interest rate risk and manage interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.
Based on our Consolidated Statements of Assets and Liabilities as of September 30, 2023, the following table shows the annual impact on net investment income of base rate changes in interest rates for our settled debt investments (considering interest rate floors for variable rate instruments) and outstanding secured borrowings assuming no changes in our investment and borrowing structure:

	September 30, 2023
Basis Point Change	Interest Income	Interest Expense	Net Investment Income
Up 300 basis points	$8,341	$(3,973)	$4,368
Up 200 basis points	$5,561	$(2,649)	$2,912
Up 100 basis points	$2,780	$(1,324)	$1,456
Down 100 basis points	$(2,780)	$1,324	$(1,456)
Down 200 basis points	$(5,561)	$2,649	$(2,912)
Down 300 basis points	$(8,316)	$3,973	$(4,343)

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
Changes in Internal Controls over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
Except as previously reported by the Company on a Current Report on Form 8-K filed by the Company on September 30, 2023, the Company did not sell any equity securities during the period covered in this report that were not registered under the Securities Act of 1933, as amended.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
During the three months ended September 30, 2023, no director or Section 16 officer of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

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

CARLYLE SECURED LENDING III

Dated: November 13, 2023	By	/s/ Thomas M. Hennigan
Thomas M. Hennigan Chief Financial Officer (principal financial officer)