Form 10-K
period 2023-12-31
Carlyle Secured Lending III
filed 2024-03-12
CIK 1851277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2023, there was no established public market for the registrant’s common shares of beneficial interest.
The number of shares of the registrant’s common shares of beneficial interest, $0.001 par value per share, outstanding at March 12, 2024 was 9,666,829.
Documents Incorporated by Reference: None

CARLYLE SECURED LENDING III

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
We have included or incorporated by reference in this Annual Report on Form 10-K (“Form 10-K”), and from time to time our management may make, “forward-looking statements”. These forward-looking statements are not historical facts, but instead relate to future events or the future performance or financial condition of Carlyle Secured Lending III (together with its consolidated subsidiaries, “we,” “us,” “our,” “CSL III” or the “Company”). These statements are based on current expectations, estimates and projections about us, our current or prospective portfolio investments, our industry, our beliefs, and our assumptions. The forward-looking statements contained in this Form 10-K and the documents incorporated by reference herein involve a number of risks and uncertainties, including statements concerning:
•our, or our portfolio companies’, future business, operations, operating results or prospects, including our and their ability to achieve our respective objectives;
•the return or impact of current and future investments;
•the general economy and its impact on the industries in which we invest;
•the impact of any protracted decline in the liquidity of credit markets on our business;
•the impact of fluctuations in interest rates on our business;
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
•uncertainty surrounding Russia’s military invasion of Ukraine and the impact of geopolitical tensions in other regions such as the Middle East, and developing tensions between China and the United States;
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
•the ability of CSL III Advisor, LLC, our investment adviser (the “Investment Adviser”), to locate suitable investments for us and to monitor and administer our investments;
•currency fluctuations and the adverse effect such fluctuations could have on the results of our investments in foreign companies, particularly to the extent that we receive payments denominated in foreign currency rather than U.S. dollars;
•the ability of The Carlyle Group Employee Co., L.L.C. to attract and retain highly talented professionals that can provide services to our investment adviser and administrator;
•our ability to maintain our status as a business development company (“BDC”); and

•our intent to satisfy the requirements of a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (together with the rules and regulations promulgated thereunder, the “Code”).
We use words such as “anticipates,” “believes,” “expects,” “intends,” “will,” “should,” “may,” “plans,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “targets,” “projects,” “outlook,” “potential,” “predicts” and variations of these words and similar expressions to identify forward-looking statements, although not all forward-looking statements include these words. Our actual results and condition could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Risk Factors” in Part I, Item 1A of and elsewhere in this Form 10-K.
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
•the term “Administrator” refers to Carlyle Global Credit Administration L.L.C., our administrator, a wholly owned and consolidated subsidiary of Carlyle;
•the term “Investment Adviser” refers to CSL III Advisor, LLC, a Delaware limited liability company and an investment adviser registered with the SEC under the Investment Advisers Act of 1940, as amended (the “Advisers Act”) and a wholly owned and consolidated subsidiary of Carlyle, which serves as our investment adviser; and
•references to “this Form 10-K” are to our Annual Report on Form 10-K for the year ended December 31, 2023.
Item 1. Business
Carlyle Secured Lending III, a Delaware statutory trust, is a specialty finance company that is a closed-end, externally managed, non-diversified management investment company. We have elected to be regulated as a BDC under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act” or the “1940 Act”). For U.S. federal income tax purposes, we have elected to be treated as a RIC under Subchapter M of the Code. We were formed on February 8, 2021 and commenced our operations on May 28, 2021. We conducted our private offering (the “Private Offering”) of common shares of beneficial interest of the Company (“Shares”) to investors in reliance on exemptions from the registration requirements provided by Section 4(a)(2) of the Securities Act, Regulation D promulgated thereunder and Regulation S under the Securities Act, and completed our initial closing of capital commitment on February 24, 2022 (“Initial Closing Date”). We have held additional closings subsequent to the Initial Closing Date, with our final closing occurring on August 24, 2023 (the “Final Closing Date”). We commenced our loan origination and investment activities shortly after our initial capital drawdown from our investors in the Private Offering. Our principal executive offices are located at One Vanderbilt Avenue, Suite 3400, New York, New York 10017.
Our investment objective is to generate current income and, to a lesser extent, capital appreciation primarily through assembling a portfolio of secured debt investments with favorable risk-adjusted returns that consider the risks described in “Item 1A. Risk Factors—Risks Related to Our Investments.” Our investment strategy seeks to extract enhanced yield from a directly originated, and defensively constructed, portfolio of credit investments. The strategy’s core focus is U.S. middle market cash flow finance, principally in companies supported by financial sponsors. This core strategy is opportunistically supplemented with differentiated and complementary lending and investing strategies, which take advantage of the broad capabilities of Carlyle’s Global Credit platform while offering risk diversifying portfolio benefits. In describing our business, we use the term “middle market” to refer generally to companies with approximately $25 million to $100 million of earnings before interest, taxes, depreciation and amortization (“EBITDA”). We seek to achieve our investment objective primarily through a portfolio weighted towards first lien loans or unitranche loans (including last out portions of such loans), while a minority of our portfolio may also include, but not be limited to, assets such as second lien loans, unsecured debt, subordinated debt and select investments in preferred and common equities and structured products with loans that typically have a contractual maturity of six to seven years and typically do not preclude early repayment. The middle market loans are generally made to private U.S. middle market companies that are, in many cases, controlled by private equity firms.
We invest primarily in loans to middle market companies whose debt has been rated below investment grade, or would likely be rated below investment grade if such debt was rated. These securities, which are often referred to as “junk,” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. See Part I, Item 1A of this Form 10-K “Risk Factors— Risks Related to Our Investments— Our investments are risky and speculative.”
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
Closings
Up to and including the Final Closing Date, the Company has held additional closings subsequent to the Initial Closing Date (each of the Initial Closing Date, subsequent closing dates and the Final Closing Date, a “Closing Date”). At each closing during the Private Offering, each investor that participated in that closing made a capital commitment to purchase Shares pursuant to a subscription agreement entered into with us. Investors will be required to fund drawdowns to purchase Shares up to the amount of their respective capital commitments on an as-needed basis with a minimum of eight business days’ prior notice to the investors.
Catch-Up Purchases
In the case of subscription agreements entered into with investors subsequent to the Initial Closing Date, each such investor was required to make purchases of Shares (each, a “Catch-up Purchase”) on one or more dates to be determined by the Company. The aggregate purchase price of the Catch-up Purchases was equal to an amount necessary to ensure that, upon payment of the aggregate purchase price, such investor contributed the same Contributed Capital Percentage (as defined below) to the Company as all investors whose subscriptions were accepted at previous closings. Catch-up Purchases were made at a per share price equal to the then-current net asset value (“NAV”) per Share (adjusted to appropriately reflect such investor’s pro rata portion of the Company’s organizational expenses in connection with the Company’s formation) as determined within two business days of the applicable catch-up purchase notice date, subject to the limitations of Section 23 under the Investment Company Act (which generally prohibits the Company from selling shares at a price below the then-current NAV per Share as determined within 48 hours, excluding Sundays and holidays, of such issuance, subject to certain exceptions). “Contributed Capital Percentage” means, with respect to an investor, the percentage determined by dividing such investor’s aggregate amount of capital contributions that have been made by such investor in respect of their Shares by such investor’s capital commitment.
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
Following the end of the Drawdown Period, in the absence of a Liquidity Event, we will have the right to issue drawdowns only (i) to pay, and/or establish reserves for, actual or anticipated Company expenses, including management and incentive fees, any amounts that may become due under any borrowings or other financings or similar obligations and any other liabilities, contingent or otherwise, whether incurred before or after the end of the Drawdown Period, (ii) to fulfill investment commitments made or approved by Carlyle’s private credit investment committee at our Investment Adviser (“Private Credit Investment Committee” or “Investment Committee”) prior to the expiration of the Drawdown Period, (iii) to engage in hedging transactions, (iv) to fund follow-on investments made in existing portfolio companies (including transactions to hedge interest rate risks relating to such additional investment), (v) to fund obligations under any Company guarantee or indemnity made during the Drawdown Period, (vi) to fulfill obligations with respect to any purchase price due from an investor on a drawdown date that such investor fails to pay or (vii) as necessary for the Company to comply with applicable laws and regulations, including the Code. Following the end of the Drawdown Period, any unused capital commitment (other than a defaulted commitment) immediately following a Liquidity Event shall automatically be reduced to zero.

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
Sponsor Commitment
Certain members of our senior management team, Carlyle officers, employees, equity holders, advisors, operating executives, consultants, professionals and affiliates collectively committed to invest approximately $14.6 million in the Company (such amount, the “Carlyle Aggregate Commitment”).
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
Key Person Event
A “Key Person Event” will occur if at any time prior to the expiration or termination of the Drawdown Period, three or more of Mark Jenkins, Justin Plouffe, Alex Popov, Linda Pace, and Aren LeeKong or their respective Qualified Replacements (as defined below), are not maintaining the Required Involvement (as defined below) (such persons collectively, the “Key Executives”). In the event of the occurrence of a Key Person Event, the Company will send written notice to the investors within ten business days of such occurrence. If during the 60‑day period following the sending of such written notice (the “Notice Period”), the Key Executives have not been replaced by the Investment Adviser with a Qualified Replacement, the Company will convene a meeting of the Company’s Trustees who are not “interested persons” of the Company as defined in Section 2(a)(19) of the Investment Company Act (“Independent Trustees”) to be held no later than thirty days following the expiration of the Notice Period for the purpose of determining whether the Drawdown Period will be continued. If a majority of the Independent Trustees do not vote to approve the continuation of the Drawdown Period within such 30-day period, then the Drawdown Period will terminate. Following the termination of the Drawdown Period, any unused capital commitment (other than a defaulted commitment) will automatically be reduced to zero, except to the extent necessary to pay amounts due under funding notices that the Company may issue for the purposes set forth in “—Drawdown Period” above.
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
Our Investment Adviser
Our Investment Adviser manages our investment activities, including sourcing potential investments, conducting research and due diligence on prospective investments, analyzing and structuring our investments and monitoring our investments on an ongoing basis.
Our Investment Adviser is part of Carlyle’s Global Credit segment, and benefits from the more than 200 experienced investment professionals across the origination, capital markets, underwriting and portfolio management teams. Our Investment Adviser’s investment committee that oversees our investment activities comprises several of the most senior credit professionals within the Global Credit segment, with backgrounds and expertise across multiple asset classes with significant industry experience and tenure. The investment committee is responsible for reviewing and approving our investment opportunities. The members of the investment committee have experience investing through different credit cycles. The investment committee is led by Mark Jenkins, a Managing Director and Head of Global Credit at Carlyle.
Our Investment Adviser also serves, and may in the future serve, as investment adviser to other existing and future affiliated BDCs that have investment objectives similar to our investment objectives.
On June 21, 2021, the Company’s Board of Trustees, including a majority of the Independent Trustees, approved an investment advisory agreement (the “Investment Advisory Agreement”) between the Company and Carlyle Global Credit Investment Management L.L.C. (the “Initial Investment Adviser”) in accordance with, and on the basis of an evaluation satisfactory to such trustees as required by, Section 15(c) of the Investment Company Act. On November 2, 2021, the Board of Trustees, including a majority of Independent Trustees, approved a novation agreement, which was executed by the Company, the Investment Adviser and the Initial Investment Adviser, on November 11, 2021, pursuant to which a novation of the Investment Advisory Agreement was effected so that the Investment Adviser was substituted for the Initial Investment Adviser and the Initial Investment Adviser was released from its obligations under the Investment Advisory Agreement. In connection therewith, the Board of Trustees approved an amended and restated investment advisory agreement, which was executed by the Company and the Investment Adviser on November 11, 2021, the terms of which are substantially identical to the terms of the Investment Advisory Agreement, except for (1) the substitution of the Investment Adviser for the Initial Investment Adviser as a party thereto, (2) associated changes relating to the legal forms of such parties, and (3) a limited number of non-material changes to the existing Investment Advisory Agreement.
Unless terminated earlier, the Investment Advisory Agreement renews automatically for successive annual periods, provided that such continuance is specifically approved at least annually by the vote of the Board of Trustees and by the vote of a majority of the Independent Trustees. On May 4, 2023, the Company’s Board of Trustees, including a majority of the Independent Trustees, approved at an in-person meeting the continuance of the Investment Advisory Agreement with the Investment Adviser for an additional one year term. The Investment Advisory Agreement will automatically terminate in the event of an assignment and may be terminated by either party without penalty upon at least 60 days’ written notice to the other party. Subject to the overall supervision of the Board of Trustees, the Investment Adviser provides investment advisory services to the Company. For providing these services, the Investment Adviser receives fees from the Company consisting of two components—a base management fee and an incentive fee.
Our base management fee is calculated and payable quarterly in arrears at an annual rate of 1.50% of the average value of the Company's gross assets at the end of the two most recently completed fiscal quarters; provided, however, that the annual rate shall be 1.00% with respect to the amount of such average value of the gross assets as of the end of the two most recently completed calendar quarters that exceeds the product of (A) 200% and (B) the average of the Company’s net asset value (“NAV”) at the end of the two most recently completed calendar quarters. The base management fee will be appropriately adjusted for any share issuances or repurchases during such fiscal quarter and the base management fees for any partial month or quarter will be pro-rated. The Company’s gross assets exclude any cash, cash equivalents and restricted cash and include assets acquired through the incurrence of debt from the use of leverage.
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
The incentive fee consists of two parts. The first part is calculated and payable quarterly in arrears and equals 17.5% of pre-incentive fee net investment income for the immediately preceding calendar quarter, subject to a preferred return of 1.5% per quarter (6.0% annualized), or “hurdle rate,” and a “catch-up” feature. The second part is determined and payable in arrears as of the end of each calendar year in an amount equal to 17.5% of cumulative realized capital gains, if any, from inception through the end of each calendar year, computed net of all cumulative realized capital losses and unrealized capital depreciation less the aggregate amount of any previously paid capital gain incentive fees; provided, that the incentive fee determined at the end of the first calendar year of operations may be calculated for a period of shorter than twelve calendar months to take into account any realized capital gains computed net of all realized capital losses on a cumulative basis and unrealized capital depreciation. The Investment Adviser irrevocably agreed to waive its rights to receive any incentive fee for quarterly periods ending on or prior to the date on which the value of the Company’s gross assets first exceeds $150 million, which occurred in 2022.
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
Our Administrator
On June 21, 2021, the Company’s Board of Trustees approved an administration agreement (the “Administration Agreement”) between the Company and the Administrator, a Delaware limited liability company. Pursuant to the Administration Agreement, the Administrator provides services and receives reimbursements equal to an amount that reimburses the Administrator for its costs and expenses and the Company’s allocable portion of overhead incurred by the Administrator in performing its obligations under the Administration Agreement, including the Company’s allocable portion of the compensation paid to or compensatory distributions received by the Company’s officers (including its Chief Financial Officer and Chief Compliance Officer) and respective staff who provide services to the Company, operations staff who provide services to the Company, and any internal audit staff, to the extent internal audit performs a role in the Company’s Sarbanes-Oxley Act internal control assessment. Reimbursement under the Administration Agreement occurs quarterly in arrears.
Unless terminated earlier, the Administration Agreement renews automatically for successive annual periods provided that such continuance is specifically approved at least annually by (i) the vote of the Board of Trustees or by a majority vote of the outstanding voting securities of the Company and (ii) the vote of a majority of the Company’s Independent Trustees. On May 4, 2023, the Company’s Board of Trustees, including a majority of the Independent Trustees, approved the continuance of the Administration Agreement for a one year period. The Administration Agreement may not be assigned by a party without the consent of the other party and may be terminated by either party without penalty upon at least 60 days’ written notice to the other party.
On June 21, 2023, the Administrator entered into a sub-administration agreement with Carlyle Employee Co. (the “Carlyle Sub-Administration Agreement”). Pursuant to the Carlyle Sub-Administration Agreement, Carlyle Employee Co. provides our Administrator with access to Carlyle’s finance, operations, legal, compliance and administrative professionals.
On March 17, 2021, the Administrator entered into a sub-administration agreement with DST Asset Manager Solutions, Inc. (“DST” and, such agreement, the “DST Sub-Administration Agreement”). Pursuant to the DST Sub-Administration Agreement, DST provides certain administrative and professional services. DST also serves as our transfer agent.
On June 30, 2021, the Administrator entered into a sub-administration agreement with State Street Bank and Trust Company (“State Street” and, such agreement, the “State Street Sub-Administration Agreement”). Pursuant to the State Street Sub-Administration Agreement, State Street provides certain administrative and professional services. State Street also serves as our custodian.
Unless terminated earlier, the State Street Sub-Administration Agreement and DST Sub-Administration Agreement renew automatically for successive annual periods, provided that such continuance is specifically approved at least annually by (i) the vote of the Board of Trustees or by the vote of a majority of the outstanding voting securities of the Company and (ii) the vote of a majority of the Company’s Independent Trustees. On May 4, 2023, the Company’s Board of Trustees, including a majority of the Independent Trustees, approved the continuance of the State Street Sub-Administration Agreement and DST Sub-Administration Agreement for a one year period. The State Street Sub-Administration Agreement and DST Sub-Administration Agreement may be terminated upon at least 60 days’ written notice and without penalty by the vote of a majority of the outstanding securities of the Company, or by the vote of the Board of Trustees or by either party to the respective agreement.
Carlyle
Our Investment Adviser and Administrator are affiliates of Carlyle. Carlyle is a global investment firm with deep industry expertise that deploys private capital across three business segments: Global Private Equity, Global Credit and Global Investment Solutions. With $426.0 billion of assets under management (“AUM”) as of December 31, 2023, Carlyle’s teams invest across a range of strategies that leverage its deep industry expertise, local insights, and global resources to deliver attractive returns throughout an investment cycle. Carlyle employs more than 2,200 employees, including more than 720 investment professionals in 28 offices across four continents, and serves more than 3,000 active carry fund investors from 87 countries.
Carlyle’s Global Credit segment, which had $187.8 billion in AUM as of December 31, 2023, advises products that pursue investment strategies across the credit spectrum, including: liquid credit, private credit, and real assets credit, as well as platform initiatives such as Carlyle Tactical Private Credit Fund and Carlyle Strategic Solutions. Global Credit, which also includes Carlyle’s Insurance Solutions and Global Capital Markets businesses, has been Carlyle’s fastest-growing segment in the past five years, with total AUM increasing over four times in that period. Since the establishment of Global Credit in 1999, these various capital sources have provided the opportunity for Carlyle to offer highly customizable and creative financing solutions to borrowers to meet their specific capital needs. Carlyle draws on the expertise and underwriting capabilities of the 205 investment professionals dedicated to the Carlyle Global Credit segment and leverages the resources and industry expertise of Carlyle’s global network to provide creative solutions for borrowers. Primary areas of focus for Carlyle’s Global Credit segment include Liquid Credit, consisting of Loans and Structured Credit; Private Credit, consisting of Direct Lending and Opportunistic Credit; Real Asset Credit, consisting of Aircraft Finance and Infrastructure Debt; Platform Initiatives, consisting of Cross-Platform Credit Products and Credit Strategic Solutions; Insurance Solutions; and Global Capital Markets.
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
Competitive Strengths
Carlyle Global Credit’s key competitive strengths are based on Carlyle’s integrated platform – with a breadth of capabilities, scale of capital and depth of expertise – which Carlyle believes allows it to mitigate competition and thereby improve our ability to deliver on the expectations of shareholders. We believe the following characteristics distinguish Carlyle’s capabilities in private credit:
•Proven Direct Origination Approach. The Carlyle Direct Lending platform is Carlyle’s direct lending business unit that operates within the broader Carlyle Global Credit Segment. Carlyle Direct Lending’s business directly originates nearly 100% of its investments, sourced from both the dedicated direct lending origination team as well as from the many adjacent capabilities across the Carlyle Global Credit platform. This origination approach has resulted in a strong and diversified flow of opportunities, approximately 1,200 per annum, from which Carlyle believes it can select investments with the best potential risk/reward characteristics.
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
•Scale of Capital. With $187.8 billion of AUM as of December 31, 2023 across its platform, Carlyle Global Credit maintains a significant capital base that can provide a full capital solution, delivering certainty of execution for borrowers and mitigating opportunities for competitive disintermediation.
•Depth of Expertise. Carlyle is a market leading global platform with $426.0 billion of AUM, an experienced and tenured bench of more than 720 investment professionals with well-established, long-standing relationships with sponsors, management teams, and industry experts, as of December 31, 2023. Carlyle believes that it brings differentiated diligence insights and extensive experience to inform credit selection. As a firm, Carlyle seeks to bring the collective power of the global platform with respect to individual investments, including sector credit analysts, Carlyle Private Equity’s deep knowledge and relationships with potential customers, suppliers or competitors of a given company, and internal dedicated diligence groups (e.g., government affairs and environment, social and corporate governance (“ESG”)). Carlyle believes this integrated and collaborative approach allows it to move faster and with higher conviction than its competitors in many scenarios.
•Rigorous Credit Selection. Carlyle employs a robust, iterative and heavily documented underwriting process for its Direct Lending business, which consists of four “gates” where a credit is reviewed and requires sign-off, including (i) at the point of origination, (ii) by the underwriting team, (iii) by Carlyle Direct Lending’s screening committee (the “Direct Lending Screening Committee” or the “Screening Committee”) and finally (iv) by Carlyle’s Private Credit Investment Committee at our Investment Adviser that oversees our investment activities. This rigorous diligence approach has allowed for a less than 3% closing rate on the approximately 1,200 transactions that were reviewed by the deal team over the past 12 months.
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
•Large and Growing U.S. Middle Market. The middle market direct lending asset class has undergone tremendous growth and maturation over the past decade and is one of the largest sub-segments of private credit, a now $1,500+ billion market. Carlyle believes this growth has been driven by fundamentally sound, secular drivers, including the expansion of private market activity, increased bank regulation and consolidation and structural changes in liquid credit markets, all of which create a significant opportunity for private credit investing.
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
•Market Environment Favors Non-Traditional Lenders. The direct lending asset class has also benefited from an ongoing secular trend in the banking industry. Post Great Financial Crisis in 2008, as tougher regulations have reshaped the landscape, traditional banks have reduced their lending capabilities. As banks have retreated due to a number of new laws, regulations and regulatory guidance, including the Dodd-Frank Wall Street Reform and Consumer Protection Act, the federal bank regulatory agencies’ leveraged lending guidelines and Basel III regulatory capital framework, institutional investors have increased their lending capabilities to fill the void. Post Great Financial Crisis, institutional investors on average now originate over 80% of primary leveraged loan issuances in the U.S., generating an incremental capital opportunity for the asset class.
•Favorable Capital Markets Trends. Over the past two decades, Carlyle has witnessed a secular trend with respect to the shift in economic activity from public to privately owned businesses due to less appetite for public market exposure. The number of public companies in the U.S. has dropped by approximately 50% from its peak, with a mirror image increase in the rise of private equity-backed companies. Overall public listing activity has declined by approximately two-thirds over the past forty years. These privately owned companies often prefer to finance themselves through the private markets, which has allowed for a natural expansion of the market opportunity for direct lenders on a secular basis for over a decade. Given current market dynamics, Carlyle believes that the asset class will continue to expand.

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
While we believe that the criteria listed above are important in identifying and investing in prospective portfolio companies, not all of these criteria will be necessarily met by each prospective portfolio company. In addition, we may change our investment objective, investment strategy and/or investment criteria over time without notice to or consent from our investors.
Our Investment Adviser’s investment team intends to use a disciplined, credit-driven investment strategy, including:
•pursuing investments in senior secured loans, and aiming to maintain the appropriate allocation among the various types of senior secured loans, as well as junior debt to allow us to achieve its return while maintaining its desired credit risk profile;
•performing in-depth due diligence on companies, management teams and sponsors and conducting fundamental credit and valuation analyses;
•seeking to structure investments to provide us with security, current cash pay interest and additional upside through original issuance discount or other fees; and
•active management of portfolio investments through ongoing dialogue with equity owners and management, monitoring of operational results, financial reports and compliance with covenants, company visits and periodic evaluation of potential exit alternatives for part or all of each investment.
Investment Criteria and Transactional Structures
We invest primarily in transactions supported by private equity sponsors. We seek to invest in the following types of assets, with an emphasis on senior debt:
•traditional cash flow senior secured debt;
•unitranche senior secured debt financings;
•“last out” unitranche debt;
•second lien senior debt;
•traditional subordinated debt;
•preferred and common equity co-investments;
•secondary and other opportunistic asset purchases; and
•structured products.
As noted above, we may also from time to time participate in traditional subordinated debt financings and preferred and common equity co-investments. We may also make secondary purchases of all of the above types of investments and other securities on an opportunistic basis.
Investment Process
Origination
The Carlyle Direct Lending investment team’s multi-channel origination model generates attractive investment opportunities through a variety of sources, including over 250 private equity firms, financial institutions, other middle market lenders, strategic relationships and arrangements, financial advisors, and experienced management teams. The origination team supplements these relationships through personal visits and marketing campaigns focused on maximizing investment deal flow. It is their responsibility to identify specific opportunities, refine opportunities through candid exploration of the underlying facts and circumstances and to apply creative and flexible solutions to solve a borrower or sponsor’s financing needs. The team of origination professionals are located in New York, Chicago, Boston and Los Angeles. Each originator maintains long-standing relationships with potential sources of deal flow and is responsible for covering a specified target market, organized by geography and secondarily by sector. Carlyle believes the originators’ strengths and breadth of relationships across a wide range of markets generate numerous financing opportunities, which enable it to be highly selective through its diligence and investment process, with less than 3% of total deals screened over the past 12 months closing. The investment team of Carlyle Direct Lending has cultivated very strong relationships with private equity sponsors with whom it works closely in sourcing and executing transactions. Carlyle believes that borrowers benefit from full financing solutions, access to the vast Carlyle network, and reliable execution.
Underwriting
The underwriting process is led by an experienced team of senior underwriters that are organized by sector and benefit from a deep base of shared information enabled by platform integration, as well as Carlyle resources. The typical deal timeline is sixty to ninety days and follows a multi-faceted four-step process:
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
The deal team focuses on lending to companies that it believes are performing, high quality businesses with a focus on strong fundamentals, market leadership with unique competitive advantages and high barriers to entry, positive cash flow generation on a historical and pro-forma basis including downside scenarios, and modest loan-to-value across economic cycles. The deal team crafts a fulsome memo with pages including diligence completed on a variety of topics. This includes, but is not limited to, information on the industry, financial and legal topics and company-specific considerations.

Portfolio and Risk Management
The investment team views proactive portfolio monitoring as a vital part of its investment process, which includes the ongoing review of a borrower by portfolio management, underwriting and workout professionals, with multiple layers of risk review and oversight. The investment team follows a rigorous monitoring strategy that utilizes a proprietary dashboard template for each transaction, which tracks financial performance, covenant compliance, follow-on transactions and amendments, and real-time updates to internal risk ratings based on qualitative and quantitative factors. The portfolio management process involves a variety of ongoing and scheduled reviews that allow for early detection of issues and escalation to the Investment Committee and workout team to avoid credit losses. This process includes detailed portfolio dashboard updates, weekly credit events meetings, monthly reviews of certain investments, quarterly meetings to conduct formal portfolio reviews, focused on technical analysis of financial performance and portfolio diversification, and ongoing ad-hoc meetings to handle borrower-specific requests, including follow-on transactions and amendments.
In connection with the quarterly portfolio reviews, the investment team also compiles a quarterly risk report that examines, among other things, migration in the portfolio and loan level investment mix, industry diversification, internal risk ratings, revenue, EBITDA, and leverage.
Frequency of review of individual loans is determined on a case-by-case basis, based on internal risk ratings as laid out below, total exposure and other criteria set forth by the Investment Committee. The Carlyle Direct Lending team has developed an internal risk policy which regularly assesses the risk profile of each investment and rates them based on the following categories, which are referred to as internal risk ratings.

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
Beyond the policies detailed above, our Investment Adviser’s investment team performs analyses and projections to assess potential exposure of the portfolio to variable macroeconomic factors and market conditions. Sample analyses include assessing (i) the impact of rising operating costs on our borrowers and end consumers due to inflationary pressures, particularly in food and energy, (ii) volatility in foreign exchange rates, (iii) impact of geopolitical tensions, (iv) interest rate sensitivity and (v) disruptions in our supply chain. These analyses can take the form of periodic (weekly/monthly/quarterly) reports as well as ad hoc analysis based on current market conditions.

Portfolio Composition
As of December 31, 2023, the fair value of our investments was $316,342 in 67 portfolio companies. The type, geography and industry composition of our investments, each as a percentage of the fair value of our investments as of December 31, 2023, were as follows:

As of
Type—% of Fair Value	December 31, 2023
First Lien Debt	99.5%
Second Lien Debt	0.0
Equity Investments	0.5
Total	100.0%

As of
Type—% of Fair Value of First and Second Lien Debt	December 31, 2023
Floating Rate	100.0%
Fixed Rate	—
Total	100.0%

As of
Geography—% of Fair Value	December 31, 2023
Australia	0.9%
Canada	5.2
United Kingdom	1.5
United States	92.4
Total	100.0%

As of
Industry—% of Fair Value	December 31, 2023
Aerospace & Defense	1.7%
Automotive	2.9
Beverage & Food	0.0
Business Services	9.9
Capital Equipment	6.7
Chemicals, Plastics & Rubber	0.0
Construction & Building	4.7
Consumer Goods: Durable	1.6
Consumer Goods: Non-Durable	2.3
Consumer Services	13.9
Containers, Packaging & Glass	4.5
Diversified Financial Services	12.8
Environmental Industries	4.9
Healthcare & Pharmaceuticals	5.6
High Tech Industries	4.3
Leisure Products & Services	1.9
Media: Advertising, Printing & Publishing	3.7
Retail	1.2
Software	3.1
Sovereign & Public Finance	1.9
Telecommunications	3.6
Transportation: Cargo	2.9
Wholesale	5.9
Total	100.0%

See the Consolidated Schedule of Investments as of December 31, 2023 in our consolidated financial statements in Part II, Item 8 of this Form 10-K for more information on these investments, including a list of companies and type, cost and fair value of investments.
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
An affiliated investment fund, account or other similar arrangement currently formed or formed in the future and managed by our Investment Adviser or its affiliates may have overlapping investment objectives and strategies with our own and, accordingly, may invest in asset classes similar to those targeted by us. This creates potential conflicts in allocating investment opportunities among us and such other investment funds, accounts and similar arrangements, particularly in circumstances where the availability or liquidity of such investment opportunities is limited or where co-investments by us and other funds, accounts or similar arrangements are not permitted under applicable law, as discussed below.
For example, Carlyle sponsors several investment funds, accounts and other similar arrangements, including, without limitation, structured credit funds, closed-end registered investment companies, BDCs, carry funds, and managed accounts and it may sponsor others in the future. The SEC has granted us exemptive relief that permits us and certain of our affiliates to co-invest in suitable negotiated investments (the “Exemptive Relief”). If Carlyle is presented with investment opportunities that generally fall within our investment objective and other board-established criteria and those of other Carlyle funds, accounts or other similar arrangements (including other existing and future affiliated BDCs), whether focused on a debt strategy or otherwise, Carlyle allocates such opportunities among us and such other Carlyle funds, accounts or other similar arrangements in a manner consistent with the Exemptive Relief, our Investment Adviser’s allocation policies and procedures and Carlyle’s other allocation policies and procedures, where applicable, as discussed below. More specifically, investment opportunities in suitable negotiated investments for investment funds, accounts and other similar arrangements managed by our Investment Adviser, and other funds, accounts or similar arrangements managed by affiliated investment advisers that seek to co-invest with us or other Carlyle BDCs, are allocated in accordance with the Exemptive Relief. Investment opportunities for all other investment funds, accounts and other similar arrangements not managed by our Investment Adviser are allocated in accordance with their respective investment advisers’ and Carlyle’s other allocation policies and procedures. Such policies and procedures may result in certain investment opportunities that are attractive to us being allocated to other funds that are not managed by our Investment Adviser. Carlyle’s, including our Investment Adviser’s, allocation policies and procedures are designed to allocate investment opportunities fairly and equitably among its clients over time, taking into account a variety of factors which may include the sourcing of the transaction, the nature of the investment focus of each such other Carlyle fund, accounts or other similar arrangements, each fund’s, account’s or similar arrangement’s desired level of investment, the relative amounts of capital available for investment, the nature and extent of involvement in the transaction on the part of the respective teams of investment professionals, any requirements contained in the limited partnership agreements and other governing agreements of the Carlyle funds, accounts or other similar arrangements and other considerations deemed relevant by Carlyle in good faith, including suitability considerations and reputational matters. The application of these considerations may cause differences in the performance of different Carlyle funds, accounts and similar arrangements that have similar strategies.
Because we are a BDC, we are not generally permitted to make loans to companies controlled by Carlyle or other funds managed by Carlyle. We are also not permitted to make any co-investments with clients of our Investment Adviser or its affiliates (including any fund managed by Carlyle) without complying with our Exemptive Relief, subject to certain exceptions, including with respect to our downstream affiliates. Co-investments made under the Exemptive Relief are subject to compliance with the conditions and other requirements contained in the Exemptive Relief, which could limit our ability to participate in a co-investment transaction. We may also co-invest with funds managed by Carlyle or any of its downstream affiliates, subject to compliance with applicable laws and regulations, existing regulatory guidance, and our Investment Adviser’s and Carlyle’s other allocation policies and procedures.
While Carlyle and our Investment Adviser seek to implement their respective allocation processes in a fair and equitable manner under the particular circumstances, there can be no assurance that it will result in equivalent allocation of or participation in investment opportunities or equivalent performance of investments allocated to us as compared to the other entities. In some cases, due to information barriers that are in place, we and other Carlyle investment funds, accounts or other similar arrangements may compete with each other for specific investment opportunities without being aware that they are competing with each other. Carlyle has a conflict system in place above these information barriers to identify potential conflicts early in the process and determine if an allocation decision needs to be made or if an investment is precluded. If the conflict system detects a potential conflict, the legal and compliance departments of Carlyle assess investment opportunities to determine whether a particular investment opportunity is required to be allocated to a particular investment fund, account or other similar arrangement (including us) or is prohibited from being allocated to a particular investment fund, account or similar arrangement. Subject to a determination by the legal and compliance departments (if applicable), portfolio management teams and, as applicable, the Investment Adviser's allocation committees, are then charged with ensuring that investment opportunities are allocated to the appropriate investment fund, account or similar arrangement in accordance with our Investment Adviser's allocation policies and procedures. In addition, in some cases Carlyle and our Investment Adviser may make investment recommendations to investment funds, accounts and other similar arrangements where the investment funds, accounts and other similar arrangements make the investment independently of Carlyle and our Investment Adviser. As a result, there are circumstances where investments appropriate for us are instead allocated, in whole or in part, to such other investment funds, accounts or other similar arrangements irrespective of our Investment Adviser’s and Carlyle’s other policies and procedures regarding allocation of investments. Where Carlyle otherwise has discretion to allocate investment opportunities among various funds, accounts and other similar arrangements, it should be noted that Carlyle may determine to allocate such investment opportunities away from us.
During periods of unusual market conditions, our Investment Adviser may deviate from its normal trade allocation practices. For example, this may occur with respect to the management of unlevered and/or long-only investment funds, accounts or similar arrangements that are typically managed on a side-by-side basis with levered and/or long-short investment funds, accounts or similar arrangements.
For potential conflicts of interest in allocating investment opportunities among the Company and other investment funds, accounts or similar arrangements advised by Carlyle, see Part I, Item 1A of this Form 10-K “Risk Factors—Risks Related to Our Business and Structure—There are significant potential conflicts of interest, including the management of other investment funds and accounts by our Investment Adviser, which could impact our investment returns.”
Regulation
General - Election to be Taxed as a RIC
We have elected to be treated, and intend to continue to qualify annually, as a RIC for U.S. federal income tax purposes under Subchapter M of the Code. As a RIC, we generally will not pay corporate-level U.S. federal income taxes on any net ordinary income or capital gains that we timely distribute to our shareholders as dividends. Instead, dividends we distribute generally will be taxable to the holders of our common shares, and any net operating losses, foreign tax credits and other tax attributes may not pass through to the holders of our common shares of beneficial interest, and any net operating losses, foreign tax credits and other tax attributes may not pass through to the holders of our common shares of beneficial interest. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, we must distribute to our shareholders on an annual basis at least 90% of our investment company taxable income (generally, our net ordinary income plus the excess of our realized net short-term capital gains over realized net long-term capital losses, determined without regard to the dividends paid deduction) for any taxable year (the “Annual Distribution Requirement”). The following discussion assumes that we qualify as a RIC and have satisfied the Annual Distribution Requirement. If we (1) qualify as a RIC, and (2) satisfy the Annual Distribution Requirement, then we are not subject to U.S. federal income tax on the portion of our net taxable income we distribute (or are deemed to distribute) to shareholders. We are subject to U.S. federal income tax at regular corporate rates on any income or capital gains not distributed (or deemed distributed) to our shareholders.
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
General—Regulation as a Business Development Company
We have elected to be regulated as a BDC under the Investment Company Act. A BDC must be organized in the United States for the purpose of investing in or lending to primarily private companies and must offer, and must provide upon request, significant managerial assistance available to them. A BDC may use capital provided by public stockholders and from other sources to make long-term, private investments in businesses.
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
We may invest up to 100% of our assets in securities acquired directly from issuers in privately negotiated transactions. With respect to such securities, we may, for the purpose of public resale, be deemed an “underwriter” as that term is defined in the Securities Act of 1933, as amended (the “Securities Act”). Our intention is to not write (sell) or buy put or call options to manage risks associated with the publicly traded securities of our portfolio companies. We may enter into hedging transactions to manage the risks associated with interest rate and currency fluctuations. We may purchase or otherwise receive warrants or options to purchase the Shares of our portfolio companies in connection with acquisition financings or other investments. In connection with such an acquisition, we may acquire rights to require the issuers of acquired securities or their affiliates to repurchase them under certain circumstances.
We do not intend to acquire securities issued by any investment company that exceed the limits imposed by the Investment Company Act. Under these limits, except for registered money market funds, we generally cannot acquire more than 3% of the voting stock of any investment company (unless certain conditions are satisfied), invest more than 5% of the value of our total assets in the securities of one investment company or invest more than 10% of the value of our total assets in the securities of investment companies in the aggregate. The portion of our portfolio invested in securities issued by investment companies ordinarily will subject our shareholders to additional indirect expenses. Our investment portfolio is also subject to diversification requirements by virtue of our intended status to be a RIC for U.S. tax purposes. See Part I, Item 1A of this Form 10-K “Risk Factors—Risks Related to Our Business and Structure” for more information.
We have adopted a policy to invest, under normal circumstances, at least 80% of our total assets (net assets plus borrowings for investment purposes) in secured debt investments or instruments that provide investment exposure to secured debt investments, including through investment vehicles that typically invest at least 80% of their total assets in secured debt investments. This policy may be changed with 60 days’ prior notice to our shareholders. None of our investment policies are fundamental, and thus may be changed without shareholder approval.
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

As a BDC, we are subject to certain risks and uncertainties. See Part I, Item 1A of this Form 10-K “Risk Factors—Risks Related to Our Business and Structure.”
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
Managerial Assistance to Portfolio Companies
    As a BDC, we must offer, and must provide, upon request from our portfolio companies, significant managerial assistance to certain of our portfolio companies. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. Our Investment Adviser may provide all or a portion of this assistance pursuant to the Investment Advisory Agreement, the costs of which will be reimbursed by us. We may receive fees for these services.
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
Indebtedness and Senior Securities
We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our Shares if our asset coverage, as defined in the Investment Company Act, is at least equal to 150% immediately after each such issuance. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our shareholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see Part I, Item 1A of this Form 10-K “Risk Factors—Risks Relating to Our Business and Structure—Regulations governing our operation as a BDC affect our ability to, and the way in which we will, raise additional capital. As a BDC, the necessity of raising additional capital may expose us to risks, including the typical risks associated with leverage” and “—We borrow money, which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing in us.”
Codes of Ethics
We have adopted a code of ethics pursuant to Rule 17j-1 under the Investment Company Act and our Investment Adviser has adopted a code of ethics pursuant to Rule 17j-1 under the Investment Company Act and Rule 204A-1 under the Advisers Act, respectively (collectively, the “Rule 17j-1 Codes of Ethics”), which establish procedures for personal investments and restricts certain transactions and apply to, among others, our Chief Executive Officer and Chief Financial Officer. The Rule 17j-1 Codes of Ethics generally do not permit investments by personnel subject to them in securities that may be purchased or sold by us. The Rule 17j-1 Codes of Ethics are filed with the SEC (www.sec.gov).

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
    There have been no material changes to the Rule 17j-1 Codes of Ethics or the SOX Code of Ethics or material waivers of the codes that apply to our Chief Executive Officer or Chief Financial Officer.
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
•pursuant to Rule 13a-15 of the Exchange Act, our management must prepare a report regarding its assessment of our internal control over financial reporting and, starting from the date on which we are both (i) not an emerging growth company under the Jumpstart Our Business Startups Act of 2012 as amended (the “JOBS Act”) and (ii) are a reporting company that meets the definition of an “accelerated filer” or a “large accelerated filer” under Rule 12b-2 under the Exchange Act, must obtain an audit of the effectiveness of internal control over financial reporting performed by our independent registered public accounting firm; and
•pursuant to Item 308 of Regulation S-K and Rule 13a-15 of the Exchange Act, our periodic reports must disclose whether there were significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to material weaknesses.
The Sarbanes-Oxley Act requires us to review our current policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the regulations promulgated thereunder. We will continue to monitor our compliance with all regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that we are in compliance therewith.
Compliance with the JOBS Act
We currently are, and expect to remain, an “emerging growth company,” as defined in the JOBS Act until the earliest of the following:
•up to five years measured from the date of the first sale of common equity securities pursuant to an effective registration statement;
•the last day of the first fiscal year in which our annual gross revenues are $1.235 billion or more;
•the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period; and
•the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our Shares that is held by non-affiliates exceeds $700 million as of any June 30.

Under the JOBS Act, we are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act, which would require that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting. As long as we remain an emerging growth company or a reporting company that does not meet the definition of an “accelerated filer” or a “large accelerated filer” under Rule 12b-2 under the Exchange Act, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. This may increase the risk that material weaknesses or other deficiencies in our internal control over financial reporting go undetected. See Part I, Item 1A of this Form 10-K “Risk Factors—Risks Relating to Our Business and Structure—If we fail to maintain effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act, we may not be able to timely or accurately report our financial results, which could have a material adverse effect on our business.”
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
Our Investment Adviser’s proxy voting decisions will be made by its investment committee. To ensure that the vote is not the product of a conflict of interest, our Investment Adviser will require that: (1) anyone involved in the decision making process discloses to the Investment Committee, and Independent Trustees, any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote; and (2) employees involved in the decision making process or vote administration are prohibited from revealing how our Investment Adviser intends to vote on a proposal in order to reduce any attempted influence from interested parties.
Shareholders may obtain information regarding how we voted proxies by making a written request for proxy voting information to: Carlyle Secured Lending III, c/o CSL III Advisor, LLC, One Vanderbilt Avenue, Suite 3400, New York, New York 10017.
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
Staffing
We do not currently have any employees. Our Chief Financial Officer, a Managing Director of Carlyle, our Principal Accounting Officer, a Principal of Carlyle, and our Chief Compliance Officer and Secretary, a Managing Director of Carlyle, are retained by our Administrator pursuant to the Carlyle Sub-Administration Agreement. Each of these professionals performs their respective functions for us under the terms of our Administration Agreement.
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
Summary of Risk Factors
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
•Changes in interest rates have increased, and may in the future increase, our cost of capital, reduce the ability of our portfolio companies to service their debt obligations and decrease our net investment income.
•We may experience fluctuations in our quarterly results.
•We will be subject to corporate-level income tax if we are unable to maintain our qualification as a RIC for U.S. federal income tax purposes under Subchapter M of the Code.
•If we are not treated as a “publicly offered regulated investment company,” as defined in the Code, certain U.S. shareholders will be treated as having received a dividend from us.
•We will expend significant financial and other resources to comply with the requirements of being registered under the Exchange Act.
•Our Board of Trustees may amend our Amended and Restated Declaration of Trust and bylaws without prior shareholder approval.
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

•Our Board of Trustees is authorized to reclassify any unissued shares into one or more classes of preferred shares (“Preferred Shares”), which could convey special rights and privileges to their owners.
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
Risks Related to an Investment in Our Common Shares
•Investing in our securities involves a high degree of risk.
•Investors in Shares acquired in the Private Offering will be subject to transfer restrictions.
•There is a risk that our shareholders may not receive distributions or that our distributions may not grow over time and a portion of our distributions to our shareholders may be a tax-free return for U.S. federal income tax purposes.
•We may have difficulty paying our required distributions if we recognize taxable income before or without receiving cash representing such income.
•Non-U.S. shareholders may be subject to withholding of U.S. federal income tax on dividends we pay.

Risk Factors
An investment in the Company involves a high degree of risk. You should carefully consider these risk factors, together with all of the other information included in this Form 10-K, before you decide whether to make an investment in the Company. There can be no assurance that the Company’s investment objective will be achieved or that an investor will receive a return of its capital. In addition, there will be occasions when the Investment Adviser and its affiliates may encounter potential conflicts of interest in connection with the Company. The risks set out below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. The following considerations, in addition to the considerations set forth elsewhere herein, should be carefully evaluated before making an investment in the Company. If any of the following events occur, our business, financial condition and operating results could be materially and adversely affected. In such case, our NAV and the price of any other security that we may issue could decline, and you may lose all or part of your investment.

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
We are subject to all of the business risks and uncertainties associated with any new business, including the risk that we will not achieve our investment objective and that the value of investors’ investments could decline substantially or that investors’ investments could become worthless. We anticipate, based on the amount of proceeds raised through the Final Closing Date that it could take some time to invest substantially all of the capital we expect to raise due to market conditions generally and the time necessary to identify, evaluate, structure, negotiate and close suitable investments in private middle market companies. In order to comply with the RIC diversification requirements during the startup period, we may invest proceeds in temporary investments, such as cash, cash equivalents, U.S. government securities and other high-quality debt investments that mature in one year or less from the time of investment, which we expect will earn yields substantially lower than the interest, dividend or other income that we seek to receive in respect of suitable portfolio investments. We may not be able to pay any significant distributions during this period, and any such distributions may be substantially lower than the distributions we expect to pay when our portfolio is fully invested.
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
U.S. capital markets continue to experience disruptions and volatility. Over the last several years, markets have been affected by a rising interest rate environment as a result of inflation and continued geopolitical tensions (including Russia’s military invasion of Ukraine and the war between Israel and Hamas). These events have contributed to unpredictable general economic conditions that are materially and adversely impacting the broader financial and credit markets. These and future market disruptions and/or illiquidity would be expected to have an adverse effect on our business, financial condition, results of operations and cash flows, as well as the businesses of our portfolio companies, and the broader financial and credit markets.
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
In addition, the U.S. and global capital markets have in the past, and may in the future, experience periods of extreme volatility and disruption during economic downturns and recessions. Trade wars and volatility in the U.S. repo market, the U.S. high yield bond markets, the Chinese stock markets and global markets for commodities may affect other financial markets worldwide. Increases to budget deficits or direct and contingent sovereign debt may create concerns about the ability of certain nations to service their sovereign debt obligations and any risks resulting from any such debt crisis in Europe, the U.S. or elsewhere could have a detrimental impact on the global economy, sovereign and non-sovereign debt in certain countries and the financial condition of financial institutions generally. Austerity measures that certain countries may agree to as part of any debt crisis or disruptions to major financial trading markets may adversely affect world economic conditions, our business and the businesses of our portfolio companies.
Additionally, the Federal Reserve raised the Federal Funds Rate throughout 2022 and 2023 and could further do so if inflation exceeds certain levels in the United States. These developments, along with the United States government’s credit and deficit concerns, global economic uncertainties and market volatility, have caused and could continue to cause interest rates to be volatile, which may negatively impact our ability to access the capital markets on favorable terms.
Inflation has adversely affected and may continue to adversely affect the business, results of operations and financial condition of our portfolio companies.
Certain of our portfolio companies are in industries that have been impacted by inflation. Inflationary pressures during 2022 and 2023 have increased the costs of labor, energy and raw materials and have adversely affected consumer spending, economic growth and out portfolio companies’ operations. If such portfolio companies are unable to pass any increases in their costs of operations along to their customers, it could adversely affect their operating results and impact their ability to pay interest and principal on our loans, particularly if interest rates were to continue to rise in response to inflation. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future realized or unrealized losses and therefore reduce our net assets resulting from operations. Additionally, the Federal Reserve has raised, and could raise again, certain benchmark interest rates in an effort to combat inflation. See “—Changes in interest rates have increased and may in the future increase our cost of capital, reduce the ability of our portfolio companies to service their debt obligations and decrease our net investment income.”

Economic recessions or downturns could impair our portfolio companies and harm our operating results.
Many of the portfolio companies in which we make investments may be susceptible to economic slowdowns or recessions and may be unable to repay the loans we made to them during these periods or pay interest payments. Rising interest rates, inflation and supply chain disruptions heighten these risks. Therefore, our non-performing assets may increase and the value of our portfolio may decrease during these periods as we are required to record our investments at their current fair value. Adverse economic conditions also may decrease the value of collateral securing some of our loans and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our and our portfolio companies’ funding costs, limit our and our portfolio companies’ access to the capital markets or result in a decision by lenders not to extend credit to us or our portfolio companies. These events could prevent us from increasing investments and harm our operating results.
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
We do not have any employees. We depend on the diligence, skill, judgment and network of business contacts of our Investment Adviser’s investment professionals and the Carlyle Direct Lending platform to source appropriate investments for us. We depend on members of our Investment Adviser’s investment team to appropriately analyze our investments and the Investment Committee to approve and monitor our middle market portfolio investments. The Investment Committee, together with the other members of its investment team, evaluate, negotiate, structure, close and monitor our investments. Our future success will depend on the continued availability of the members of the Investment Committee and the other investment professionals available to the Investment Adviser. Neither we nor the Investment Adviser has employment agreements with these individuals or other key personnel, and we cannot provide any assurance that unforeseen business, medical, personal or other circumstances would not lead any such individual to terminate his or her relationship with us. The loss of any senior investment professionals to which our Investment Adviser has access, including members of the Investment Committee, or a significant number of the investment professionals of our Investment Adviser, could have a material adverse effect on our ability to achieve our investment objective as well as on our financial condition and results of operations. The market for qualified professionals is extremely competitive across levels and areas of expertise, and our Investment Adviser may not be successful in its efforts to recruit, retain and motivate these professionals. In addition, our Investment Adviser has seen increased focus by prospective candidates on hybrid work arrangements and arrangements providing more flexibility, including location. If our Investment Adviser’s approach to in-office and remote-work arrangements is not perceived as favorable as compared to the arrangements offered by competitors, it may experience an even further increase in competition for talent and it may be difficult to recruit and retain investment professionals.
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
We expect to raise additional capital to fund growth in our investments. We expect to issue additional equity securities in connection with capital drawdowns from our investors in the Private Offering and expect to continue to borrow from financial institutions in the future. If we fail to obtain funds from such sources or from other sources to fund our investments, it could limit our ability to grow, which may have an adverse effect on the value of our securities. We have elected to be treated, and intend to qualify annually, as a RIC for U.S. federal income tax purposes under Subchapter M of the Code. To maintain our status as a RIC, among other requirements, we must distribute on a timely basis at least 90% of our investment company taxable income to our shareholders. As a result, any such cash earnings may not be available to fund investment originations or repay maturing debt.
We may pursue growth through acquisitions or strategic investments in new businesses. Completion and timing of any such acquisitions or strategic investments may be subject to a number of contingencies and risks. There can be no assurance that the integration of an acquired business will be successful or that an acquired business will prove to be profitable or sustainable.
We have borrowed under the credit facilities and in the future may borrow under additional debt facilities from financial institutions. As of December 31, 2023, we had outstanding $152.5 million aggregate principal amount of indebtedness.
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
If one or more of our investors are unable to make, or are contractually excused from making, their capital calls on any one investment, the capital call of the other investors will increase accordingly, possibly materially. The fees, costs and expenses incurred by our investors in fulfilling a capital call (whether it is bank fees, wire fees, value-added tax or other applicable charge imposed on an investor, including the fees, costs and expenses incurred by an investor in converting its local currency into dollars, if applicable) will be borne solely by such investor and will be in addition to the amounts required by capital calls (and will not be part of or otherwise reduce their commitments and/or unpaid capital commitment, as applicable).
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
The Investment Company Act and the Code impose numerous constraints on the operations of BDCs and RICs, respectively, that do not apply to other types of investment vehicles. For example, under the Investment Company Act, we are required as a BDC to invest at least 70% of our total assets in specified types of “qualifying assets,” primarily in private U.S. companies or thinly-traded U.S. public companies, cash, cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less. In addition, in order to continue to qualify as a RIC for U.S. federal income tax purposes, we are required to satisfy certain source-of-income, diversification and distribution requirements. These constraints, among others, may hinder our ability to take advantage of attractive investment opportunities and to achieve our investment objective. See Part I, Item 1 of this Form 10-K “Business—Regulation—General—Election to be Taxed as a RIC” for additional information.
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
We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the Investment Company Act. In addition, we may seek to securitize certain of our loans. Under the provisions of the Investment Company Act, we are permitted, as a BDC, to issue senior securities only in amounts such that our asset coverage ratio, as defined in the Investment Company Act, equals at least 150% of total assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test, which may prohibit us from paying dividends and could prevent us from maintaining our status as a RIC or may prohibit us from repurchasing our Shares. If that happens, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous. Accordingly, any failure to satisfy this test could have a material adverse effect on our business, financial condition or results of operations. As of December 31, 2023, our asset coverage calculated in accordance with the Investment Company Act was 233.6%. Also, any amounts that we use to service our indebtedness would not be available for distributions to our shareholders. Furthermore, as a result of issuing senior securities, our shareholders would also be exposed to typical risks associated with increased leverage, including an increased risk of loss resulting from increased indebtedness.
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

We are not generally able to issue and sell our Shares at a price below the NAV per share. We may, however, sell our Shares, or warrants, options or rights to acquire our Shares, at a price below the then-current NAV per Share if our Independent Trustees determine that such sale is in the best interests of us and our shareholders and our shareholders approve such sale. In any such case, the price at which our Shares are to be issued and sold may not be less than a price that, in the determination of our Independent Trustees, closely approximates the market value of such shares (less any distributing commission or discount). If we raise additional funds by issuing more Shares or senior securities convertible into, or exchangeable for, our Shares, then the percentage ownership of our shareholders at that time will decrease, and holders of our Shares might experience dilution.
We borrow money, which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing in us.
As part of our business strategy, we, including through our wholly owned subsidiaries, borrow from and may in the future issue senior debt securities to banks, insurance companies and other lenders. Holders of these loans or senior securities would have fixed-dollar claims on our assets that are superior to the claims of our shareholders. If the value of our assets decreases, leverage will cause our NAV to decline more sharply than it otherwise would have without leverage. Similarly, any decrease in our income would cause our net income to decline more sharply than it would have if we had not borrowed. This decline could negatively affect our ability to make dividend payments on our Shares.
Our ability to service our borrowings depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures. The amount of leverage that we employ will depend on our Investment Adviser’s and our Board of Trustees’ assessment of market and other factors at the time of any proposed borrowing. We cannot assure you that we will be able to continue to obtain credit at all or on terms acceptable to us.
In addition to having fixed-dollar claims on our assets that are superior to the claims of our shareholders, obligations to lenders may be secured by a first priority security interest in our portfolio of investments, our cash, and/or our right to call unused capital commitments from the shareholders. The lenders (or their agent) of the Subscription Facility (as defined in Note 5, Borrowings, to the consolidated financial statements in Part II Item 8 of this Form 10-K) have the right on behalf of us to directly call unused capital commitments and enforce remedies against our shareholders under certain circumstances. In the case of a liquidation event, such as the liquidation, dissolution or winding up of the Company, lenders and other creditors would receive proceeds to the extent of their security interest before any distributions are made to the shareholders.
Our Credit Facilities (as defined in Note 5, Borrowings, to the consolidated financial statements in Part II Item 8 of this Form 10-K) impose financial and operating covenants that restrict our business activities, remedies on default and similar matters. As of December 31, 2023, we were in material compliance with the operating and financial covenants of our Credit Facilities. However, our continued compliance with these covenants depends on many factors, some of which are beyond our control. Accordingly, although we believe we will continue to be in compliance, we cannot assure you that we will continue to comply with the covenants in our Credit Facilities. Failure to comply with these covenants could result in a default. If we were unable to obtain a waiver of a default from the lenders or holders of that indebtedness, as applicable, those lenders or holders could accelerate repayment under that indebtedness, which may result in cross-acceleration of other indebtedness. An acceleration could have a material adverse impact on our business, financial condition and results of operations. Lastly, we may be unable to obtain additional leverage, which would, in turn, affect our return on capital.
As of December 31, 2023, we had $152.5 million of outstanding consolidated indebtedness under our Credit Facilities. As of December 31, 2023, our annualized interest cost was 8.15% excluding fees (such as fees on undrawn amounts and amortization of upfront fees). Since we generally pay interest at a floating rate on our Credit Facilities, an increase in interest rates will generally increase our borrowing costs.
The following table illustrates the effect of leverage on returns from an investment in our Shares assuming various annual returns on our portfolio, net of expenses. The calculations in the table below are hypothetical, and actual returns may be higher or lower than those appearing in the table below.

	Assumed Return on Our Portfolio (Net of Expense)
Assumed annual returns on the Company’s portfolio (net of expenses)	(10)%	(5)%	0%	5%	10%
Corresponding return to shareholder (1)	(23.98)%	(15.04)%	(6.10)%	2.84%	11.78%
(1)Assumes, as of December 31, 2023, (i) $364.3 million in total assets, (ii) $152.5 million in outstanding indebtedness, (iii) $203.7 million in net assets and (iv) weighted average effective annual interest rate, excluding fees (such as fees on undrawn amounts and amortization of financing costs), of 8.15%.

Based on an outstanding indebtedness of $152.5 million as of December 31, 2023, and the weighted average effective annual interest rate, excluding fees (such as fees on undrawn amounts and amortization of financing costs), of 8.15% as of that date, our investment portfolio at fair value would have had to produce an annual return of approximately 3.41% to cover annual interest payments on the outstanding debt. For more information on our indebtedness, see Part II, Item 7 of this Form 10-K “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources.”
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
Changes in interest rates have increased, and may in the future increase, our cost of capital, reduce the ability of our portfolio companies to service their debt obligations and decrease our net investment income.
General interest rate fluctuations and changes in credit spreads on floating rate loans may have a substantial negative impact on our investments and investment opportunities and, accordingly, may have a material adverse effect on our rate of return on invested capital, our net investment income and our NAV. All of our debt investments have variable interest rates that reset periodically based on benchmarks such as the Secured Overnight Financing Rate (“SOFR”) and the U.S. Prime Rate (“Prime Rate” or “P”), so an increase in interest rates from their historically low levels may make it more difficult for our portfolio companies to service their obligations under the debt investments that we hold. Rising interest rates could also cause portfolio companies to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults. To address ongoing concerns about inflation, the Federal Reserve has increased interest rates over the course of 2022 and 2023 and could further do so in 2024 if inflation levels exceed certain levels in the United States.
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
In addition, we pay our Administrator, an affiliate of our Investment Adviser, its costs and expenses and our allocable portion of overhead incurred by it in performing its obligations under the Administration Agreement, including, compensation paid to or compensatory distributions received by our officers (including our Chief Compliance Officer, Chief Financial Officer and Principal Accounting Officer) and their respective staff who provide services to us, operations staff who provide services to us, and internal audit staff in their role of performing our Sarbanes-Oxley Act internal control assessment. These arrangements create conflicts of interest that our Board of Trustees monitors. Despite Carlyle’s good faith judgment to arrive at a fair and reasonable expense allocation methodology, the use of any particular methodology may lead us to bear relatively more expense in certain instances and relatively less in other instances compared to what we would have borne if a different methodology had been used. However, Carlyle seeks to make allocations that are equitable on an overall basis in its good faith judgment.
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
The incentive fees payable by us to our Investment Adviser may create an incentive for our Investment Adviser to pursue investments on our behalf that are riskier or more speculative than would be the case in the absence of such compensation arrangement. The incentive fees payable to our Investment Adviser are calculated based on a percentage of our return on invested capital. This may encourage our Investment Adviser to use leverage to increase the return on our investments. In particular, a portion of the incentive fees payable to the Investment Adviser is calculated based on the Company’s pre-incentive fee net investment income, expressed as a rate of return on the value of the Company’s net assets at the end of the immediately preceding calendar quarter, subject to a “hurdle rate” of 1.50% per quarter (6.00% annualized) and a “catch-up rate” of 1.82% per quarter (7.28% annualized). See Note 4, Related Party Transactions, to the consolidated financial statements included in Part II, Item 8 of this Form 10-K. Accordingly, an increase in leverage may make it easier for the Company to meet or exceed the hurdle rate applicable to the income-based incentive fee and may result in an increase in the amount of income-based incentive fee payable to the Investment Adviser.
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
Additionally, the incentive fees payable by us to our Investment Adviser may create an incentive for our Investment Adviser to cause us to realize capital gains or losses that may not be in the best interests of us or our shareholders. Under the incentive fee structure, our Investment Adviser benefits when we recognize capital gains and, because our Investment Adviser determines when an investment is sold, our Investment Adviser controls the timing of the recognition of such capital gains. Our Board of Trustees is charged with protecting our shareholders interests by monitoring how our Investment Adviser addresses these and other conflicts of interest associated with its management services and compensation.
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
We will be subject to corporate-level income tax if we are unable to maintain our qualification as a RIC for U.S. federal income tax purposes under Subchapter M of the Code.
Although we have elected to be treated, and intend to qualify annually, as a RIC for U.S. federal income tax purposes under Subchapter M of the Code, we cannot assure you that we will be able to maintain RIC status. To maintain RIC status and be relieved of U.S. federal income taxes on income and gains distributed to our shareholders, we must, among other things, have in effect an election to be treated, and continue to qualify, as a BDC under the Investment Company Act at all times during each taxable year and meet the Annual Distribution Requirement, the 90% Gross Income Test and the Diversification Tests (each as defined and explained more fully in Part I, Item 1 of this Form 10-K “Business—Regulation—General—Election to be Taxed as a RIC.”).
If we fail to maintain our RIC status for any reason, and we do not qualify for certain relief provisions under the Code, we would be subject to corporate-level U.S. federal income tax (and any applicable U.S. state and local taxes) regardless of whether we make any distributions to our shareholders. In this event, the resulting taxes and any resulting penalties could substantially reduce our net assets, the amount of our income available for distribution and the amount of our distributions to our shareholders, which would have a material adverse effect on our financial performance. For additional discussion regarding the tax implications of a RIC, see Part I, Item 1 of this Form 10-K “Business—General—Regulation—Election to be Taxed as a RIC” for additional information.
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
A “publicly offered regulated investment company” is a RIC whose shares are either (i) continuously offered pursuant to a public offering within the meaning of Section 4 of the Securities Act, (ii) regularly traded on an established securities market or (iii) held by or for at least 500 persons at all times during the taxable year. We cannot assure investors that we will be treated as a “publicly offered regulated investment company.” If we are not treated as a publicly offered regulated investment company for any calendar year, each U.S. shareholder that is an individual, trust or estate will be treated as having received a dividend from us in the amount of such U.S. shareholder’s allocable share of the management and incentive fees paid to our Investment Adviser and certain of our other expenses for the calendar year, and these fees and expenses will be treated as miscellaneous itemized deductions of such U.S. shareholder. Miscellaneous itemized deductions generally are deductible by a U.S. shareholder that is an individual, trust or estate only for tax years of such U.S. shareholder beginning after 2025 and only to the extent that the aggregate of such U.S. shareholder’s miscellaneous itemized deductions exceeds 2% of such U.S. shareholder’s adjusted gross income for U.S. federal income tax purposes, are not deductible for purposes of the alternative minimum tax and are subject to the overall limitation on itemized deductions under the Code. See Part I, Item 1 of this Form 10-K “Business—Regulation—General—Election to be Taxed as a RIC” for additional information.
We will expend significant financial and other resources to comply with the requirements of being registered under the Exchange Act.
We will incur legal, accounting and other expenses to comply with the requirements of being registered under the Exchange Act, including costs associated with the reporting requirements of the Exchange Act and requirements of the Sarbanes-Oxley Act. These requirements may place a strain on our systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting. See Part I Item 1 of this Form 10-K “Business—Regulation—Sarbanes-Oxley Act of 2002” for additional information. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal controls, significant resources and management oversight will be required. We will be implementing procedures, processes, policies and practices for the purpose of addressing the standards and requirements applicable to public companies. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. We expect to incur significant additional annual expenses related to these steps and, among other things, Trustees’ and officers’ liability insurance, Trustee fees, reporting requirements of the SEC, transfer agent fees, additional administrative expenses payable to our Administrator to compensate them for hiring additional accounting, legal and administrative personnel, increased auditing and legal fees and similar expenses.
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
Shareholders will have only the voting rights as required by the Investment Company Act or as otherwise provided for in the Amended and Restated Declaration of Trust. Under the Amended and Restated Declaration of Trust, the Company will not be required to hold annual meetings of shareholders. Special meetings of shareholders may only be called by the Board of Trustees or the Chief Executive Officer. Special meetings will be limited to the purposes for any such special meeting set forth in the Company’s notice thereof. In addition, shareholders may request the Board of Trustees to call a vote of shareholders to act on a matter on which such shareholders are entitled to vote, subject to certain procedural requirements set forth in the Amended and Restated Declaration of Trust, including, among others, that the request of shareholders is signed by shareholders of record as of the applicable record date holding in the aggregate at least fifty-one percent (51%) of the Shares or class or series of shares having voting rights on the matter. Upon receipt of such shareholder request and subject to such shareholder’s compliance with the applicable procedural requirements set forth in the Amended and Restated Declaration of Trust, the Board of Trustees will call a vote of shareholders to act on such matters set forth in such request, which may be taken, subject to the sole discretion of the Board of Trustees, either at a special meeting of shareholders or by solicitation of written consent of shareholders. These provisions will have the effect of significantly reducing the ability of shareholders being able to have proposals considered at a meeting of shareholders. Under our Amended and Restated Declaration of Trust, nominations of persons for election to the Board of Trustees at a special meeting may be made only (1) pursuant to our notice of the meeting or (2) by the Board of Trustees.

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
Our Board of Trustees is authorized to reclassify any unissued shares into one or more classes of preferred shares (“Preferred Shares”), which could convey special rights and privileges to their owners.
Under the Delaware Statutory Trust Act and our Amended and Restated Declaration of Trust, our Board of Trustees is authorized to classify and reclassify any authorized but unissued shares into one or more classes of shares of beneficial interest, including other classes of common shares and Preferred Shares. Prior to the issuance of shares of each class or series, the Board of Trustees is required by our Amended and Restated Declaration of Trust to set the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms or conditions of redemption for each class or series. Thus, the Board of Trustees could authorize the issuance of Preferred Shares with terms and conditions which could have the effect of delaying, deferring or preventing a transaction or a change in control that might involve a premium price for holders of our Shares or otherwise be in their best interest. The cost of any such reclassification would be borne by our existing shareholders. Certain matters under the Investment Company Act require the separate vote of the holders of any issued and outstanding Preferred Shares. For example, holders of Preferred Shares would vote separately from the holders of Shares on a proposal to cease operations as a BDC. In addition, the Investment Company Act provides that holders of preferred stock are entitled to vote separately from holders of Shares to elect two preferred stock directors. We currently have no plans to issue Preferred Shares, but may determine to do so in the future. The issuance of Preferred Shares convertible into Shares might also reduce the net income per share and NAV per share of our Shares upon conversion, provided that we will only be permitted to issue such convertible Preferred Shares to the extent we comply with the requirements of Section 61 of the Investment Company Act. In addition, under the Investment Company Act, participating Preferred Shares and Preferred Shares constitute a “senior security” for purposes of the 150% asset coverage test. These effects, among others, could have an adverse effect on an investment in our Shares.
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
Our ability to continue to operate depends on the services provided by our Investment Adviser, Administrator and sub-administrators. Our Investment Adviser, our Administrator, and our sub-administrators each have the right to resign under the Investment Advisory Agreement, the Administration Agreement and the Sub-Administration Agreements, respectively, upon 60 days’ written notice, whether a replacement has been found or not. If any of them resigns, it may be difficult to find a replacement with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If a replacement is not found quickly, our business, results of operations and financial condition as well as our ability to pay distributions are likely to be adversely affected and the value of our shares may decline. In addition, the coordination of our internal management and investment activities is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by our Investment Adviser, our Administrator and their affiliates, including certain of our sub-administrators. Even if a comparable service provider or individuals performing such services are retained, whether internal or external, their integration into our business and lack of familiarity with our investment objective may result in additional costs and time delays that may materially adversely affect our business, results of operations and financial condition. Moreover, it will be an event of default under Credit Facilities if our Investment Adviser or an affiliate of our Investment Adviser ceases to manage us, which could result in the immediate acceleration of the amounts due under the Credit Facilities.
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
We are classified as a non-diversified investment company within the meaning of the Investment Company Act, which means that we are not limited by the Investment Company Act with respect to the proportion of our assets that we may invest in securities of a single issuer, excluding limitations on investments in other investment companies. Although we do not intend to focus our investments in any specific industries, our portfolio may be concentrated in a limited number of portfolio companies and industries. Beyond the asset diversification requirements associated with our qualification as a RIC under Subchapter M of the Code and under the Credit Facilities, we do not have fixed guidelines for diversification, and while we do not target any specific industries, our investments may be concentrated in relatively few industries. As a result, the aggregate returns we will realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of one or more investments. Additionally, a downturn in any particular industry in which we are invested could also significantly impact our aggregate returns.
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
Although we may do so in the future, currently we do not intend to hold controlling equity positions in our portfolio companies. Accordingly, we may not be able to control decisions relating to a minority equity investment, including decisions relating to the management and operation of the portfolio company and the timing and nature of any exit. As a result, we are subject to the risk that a portfolio company may make business decisions with which we disagree, and that the management and/or stockholders of a portfolio company may take risks or otherwise act in ways that are adverse to our interests. Due to the lack of liquidity of the investments that we typically hold in our portfolio companies, we may not be able to dispose of our investments in the event we disagree with the actions of a portfolio company and may therefore suffer a decrease in the value of our investments. If any of the foregoing were to occur, our financial condition, results of operations and cash flow could suffer as a result.
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
The success of our hedging transactions will depend on our ability to correctly predict movements in currencies and interest rates. Therefore, while we may enter into such transactions to seek to reduce currency exchange rate and interest rate risks, unanticipated changes in currency exchange rates or interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary. Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent us from achieving the effect of the intended hedge and expose us to risk of loss. In addition, it may not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not related to currency fluctuations. Income derived from hedging transactions is generally not eligible to be distributed to non-U.S. shareholders free from U.S. withholding tax. We may be unable or determine not to hedge against particular risks, including if we determine that available hedging transactions are not available at an appropriate price.
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
Risks Related to an Investment in Our Shares
Investing in our securities involves a high degree of risk.
The investments we make in accordance with our investment objective may result in a higher amount of risk than alternative investment options and volatility or loss of principal. Our investments in portfolio companies may be highly speculative and aggressive, and therefore an investment in our securities may not be suitable for someone with lower risk tolerance.
Investors in Shares acquired in the Private Offering will be subject to transfer restrictions.
Prior to a Liquidity Event, investors who participated in the Private Offering may not Transfer any Shares unless (i) we give consent and (ii) the Transfer is made in accordance with applicable securities laws. No Transfer will be effectuated except by registration of the Transfer on our books. Each transferee must agree to be bound by these restrictions and all other obligations as an investor in us.
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
There is a risk that our shareholders may not receive distributions or that our distributions may not grow over time and a portion of our distributions to our shareholders may be a tax-free return for U.S. federal income tax purposes.
We intend to make distributions on a quarterly basis to our shareholders out of assets legally available for distribution. It is not assured that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described in this Form 10-K. If we declare a dividend, we may be forced to sell some of our investments in order to make cash dividend payments. In addition, due to the asset coverage test applicable to us as a BDC, we may be limited in our ability to make distributions. The Credit Facilities may also limit our ability to declare dividends if we default under certain provisions or fail to satisfy with certain conditions. Further, if we invest a greater amount of assets in equity securities that do not pay current dividends, it could reduce the amount available for distribution. See Part II, Item 5 of this Form 10-K “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Distributions.” Investing a greater amount of assets in equity securities that do not pay current dividends may also inhibit our ability to make required interest payments to holders of our debt, which may cause a default under the terms of our debt agreements. Such a default could materially increase our cost of raising capital, as well as cause us to incur penalties under the terms of our debt agreements.
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
Distributions of our “investment company taxable income” to a non-U.S. shareholder that are not effectively connected with the non-U.S. shareholder’s conduct of a trade or business within the United States may be subject to withholding of U.S. federal income tax at a 30% rate (or lower rate provided by an applicable income tax treaty) to the extent of our current or accumulated earnings and profits. Certain properly designated dividends are generally exempt from withholding of U.S. federal income tax, including certain dividends that are paid in respect of our (i) “qualified net interest income” (generally, our U.S.-source interest income, other than certain contingent interest and interest from obligations of a corporation or partnership in which we or the non-U.S. shareholder are at least a 10% shareholder, reduced by expenses that are allocable to such income) or (ii) “qualified short-term capital gains” (generally, the excess of our net short-term capital gain over our long-term capital loss for such taxable year), and certain other requirements were satisfied. No assurance can be given as to whether any of our distributions will be eligible for this exemption from withholding of U.S. federal income tax or, if eligible, will be designated as such by us. See Part I, Item 1 of this Form 10-K “Business—Regulation—General—Election to be Taxed as a RIC.” for additional information.
We may have difficulty paying our required distributions if we recognize taxable income before or without receiving cash representing such income.
For U.S. federal income tax purposes, we will include in our taxable income certain amounts that we have not yet received in cash, such as OID or accruals on a contingent payment debt instrument, which may occur if we receive warrants in connection with the origination of a loan or possibly in other circumstances or contracted PIK interest, which generally represents contractual interest added to the loan balance and due at the end of the loan term. Any such income would be treated as income earned by us and therefore would be subject to the Annual Distribution Requirement (as defined and explained more fully in Part I, Item 1 of this Form 10-K “Business—Regulation—General—Election to be Taxed as a RIC”). We also may be required to include in our taxable income certain other amounts that we will not receive in cash. The credit risk associated with the collectability of deferred payments may be increased as and when a portfolio company increases the amount of interest on which it is deferring cash payment through deferred interest features. Our investments with a deferred interest feature may represent a higher credit risk than loans for which interest must be paid in full in cash on a regular basis. For example, even if the accounting conditions for income accrual are met, the borrower could still default when our actual collection is scheduled to occur upon maturity of the obligation.
Because in certain cases we may recognize taxable income before or without receiving cash representing such income, we may have difficulty making distributions to our shareholders that will be sufficient to enable us to meet the Annual Distribution Requirement necessary for us to maintain our status as a RIC. Accordingly, we may need to sell some of our assets at times and/or at prices that we would not consider advantageous, we may need to raise additional equity or debt capital, or we may need to forego new investment opportunities or otherwise take actions that are disadvantageous to our business (or be unable to take actions that are advantageous to our business) to enable us to make distributions to our shareholders that will be sufficient to enable us to meet the Annual Distribution Requirement. However, under the Investment Company Act, we are not permitted to make distributions to our shareholders while our debt obligations and other senior securities are outstanding unless an “asset coverage” test is met. See Part I, Item 1 of this Form 10-K “Business—Regulation—General—Indebtedness and Senior Securities” for additional information.
If we are unable to obtain cash from other sources to meet the Annual Distribution Requirement, we may fail to qualify for the U.S. federal income tax benefits allowable to RICs and, thus, become subject to a corporate-level U.S. federal income tax (and any applicable U.S. state and local taxes). Additionally, we may make investments that result in the recognition of ordinary income rather than capital gain, or that prevent us from accruing a long-term holding period. These investments may prevent us from making capital gain distributions. See Part I, Item 1 of this Form 10-K “Business—Regulation—General—Election to be Taxed as a RIC” for additional information.
Alternatively, we may, with the consent of all our shareholders, designate an amount as a consent dividend (i.e., a deemed dividend). In that case, although we would not distribute any actual cash to our shareholders, the consent dividend would be treated like an actual dividend under the Code for all U.S. federal income tax purposes. This would allow us to deduct the amount of the consent dividend and our shareholders would be required to include that amount in income as if it were actually distributed. For additional discussion regarding the tax implications of a RIC, see Part I, Item 1 of this Form 10-K “Business—Regulation—General—Election to be Taxed as a RIC.”

Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Risk Management, Strategy and Procedures
We, our Investment Adviser and its affiliates regularly assess risks from cybersecurity threats, monitor our information systems for potential vulnerabilities, and test those systems pursuant to our cybersecurity policies, standards, processes, and practices, which are integrated into our overall risk management system. To protect our information systems from cybersecurity threats, we use various security tools that help us identify, protect against, detect, respond to, and recover from security incidents. These efforts are implemented by Carlyle’s Global Technology & Solutions (“GTS”) team in partnership with our business, legal, and compliance teams, and are essential for us to conduct investment activities, manage internal administration activities, and connect our global enterprise. Our systems, data, network, and infrastructure are monitored and administered by formal controls and risk management processes that log events and help protect the our data. In addition, our business continuity plans are designed to allow critical business functions to continue in an orderly manner in the event of an emergency. The GTS team works closely with Carlyle’s business segment teams, including our Investment Adviser, to maintain operational resilience through business continuity planning and annual information technology disaster recovery and incident response plan testing, which collectively support the goal of mitigating risk were an emergency to occur. The GTS team has procedures in place to report cybersecurity threats or incidents on a periodic basis. These efforts are underpinned by the implementation of security best practices, where possible, such as:
•Multi-factor authentication for remote access, privileged access management for system administrators, application whitelisting, laptop encryption, and advanced malware defenses on endpoints;
•Incident preparedness and response planning and risk mitigation;
•Independent and continuous security testing, assessment and vulnerability management;
•Regular security awareness training, including phishing simulations, for Carlyle authorized users;
•Restrictions on access to personal email accounts, cloud storage, social media, risk-based categories of websites and USB storage devices;
•Device and system access management policies and procedures that restrict access upon employee or contractor separation from the company; and
•Compliance attestations by Carlyle personnel on firm policies, such as Carlyle’s acceptable use policy, upon hire and annually.
In addition, Carlyle partners with third parties to assess the effectiveness of its cybersecurity program, which includes the Company. Third party assessments will include audits and assessments performed under the direction of Carlyle’s internal audit team, which co-sources with third-party cybersecurity experts in conducting its reviews. GTS also administers Carlyle’s cyber third-party risk management program, which assesses external service providers before onboarding and provides ongoing monitoring in accordance with certain risk-based cybersecurity criteria.
To our knowledge cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected us, including our business strategy, results of operations, or financial condition. The sophistication of cyber threats continues to increase and there can be no assurance that the various procedures and controls we utilize to mitigate these threats will be sufficient to prevent disruptions to our systems. Consequently, given that the magnitude of cybersecurity incidents or threats are difficult to predict, we are unable to determine at this time whether risks from cybersecurity threats are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition. For an additional description of cybersecurity risk and potential related impacts on us, see Part I, Item 1A of this Form 10-K “Risk Factors—Risks Related to Our Business and Structure—Cybersecurity risks and cyber incidents may adversely affect our business or those of our portfolio companies by causing a disruption to our operations, a compromise or corruption of confidential information and/or damage to business relationships, or those of our portfolio companies, all of which could negatively impact our business, results of operations or financial condition.”
Risk Management Oversight and Governance
Our Board of Trustees oversees our enterprise risk management strategy, including our strategy on cybersecurity risks, directly and through its committees. In this respect, the Audit Committee of the Board of Trustees (the “Audit Committee”)

oversees our risk management program, which focuses on the most significant risks we face in the short-, intermediate-, and long-term timeframe. Audit Committee meetings include discussions of specific risk areas throughout the year, including, among others, those relating to cybersecurity, and reports from Carlyle on our enterprise risk profile on an annual basis. In addition, Carlyle’s Chief Information Security Officer (“CISO”) leads our cybersecurity program, chairs Carlyle’s Information Security Steering Committee (“ISSC”), and provides cybersecurity status reporting to our Audit Committee at least annually. The ISSC meets quarterly and ensures that cybersecurity initiatives are in alignment with Carlyle’s strategic priorities.
We take a risk-based approach to cybersecurity and have implemented cybersecurity policies, standards, processes, and practices throughout our operations that are designed to address cybersecurity threats, events, and incidents. In particular, our cybersecurity program supports security governance, security awareness and training, security engineering and architecture, security risk management, vulnerability management, security monitoring, and incident response capabilities. In addition, our incident response plan contains escalation and reporting protocols, including reporting to our disclosure committee to consider materiality of cybersecurity incidents. Policies and procedures are in place to assist the disclosure committee with these materiality assessments and any resulting reporting requirements.
Carlyle’s CISO, in coordination with our Chief Financial Officer, Chief Compliance Officer, and Principal Accounting Officer, among certain other senior executives of our Investment Adviser, is responsible for leading the assessment and management of cybersecurity risks. The current Carlyle CISO has over 30 years of experience in information security and is a Certified Information Systems Security Professional. As described above, Carlyle’s CISO leads our cybersecurity program, chairs Carlyle’s ISSC that is comprised of senior management and other sector representatives, and provides cybersecurity status reporting to our Audit Committee as necessary and at least annually.
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
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities (dollar amounts in thousands, except per share data)
Market Information
Our Shares are offered and sold in the Private Offering in transactions exempt from registration under Section 4(a)(2) of the Securities Act and Regulation D, as well as under Regulation S under the Securities Act. There is no established public trading market for our common shares of beneficial interest currently, nor are there any plans for one to develop.
Holders
As of March 12, 2024, there were approximately 491 holders of record of our Shares.
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
We have elected to be treated, and intend to continue to qualify annually, as a RIC. To maintain our qualification as a RIC, we must, among other things, distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, to our shareholders on an annual basis. In order to avoid certain excise taxes imposed on RICs and when reasonable, we intend to distribute during each calendar year an amount at least equal to the sum of: (1) 98% of our ordinary income for the calendar year; (2) 98.2% of our capital gain net income (both long-term and short-term) for the one-year period ending on October 31 of the calendar year; and, (3) any undistributed ordinary income and capital gain net income for preceding years that were not distributed during such years and on which we paid no U.S. federal income tax less certain over-distributions in prior years. In addition, although we currently intend to distribute realized net capital gains (i.e., net long term capital gains in excess of short term capital losses), if any, at least annually, we may in the future decide to retain such capital gains for investment, pay U.S. federal income tax on such amounts at regular corporate tax rates, and elect to treat such gains as deemed distributions to shareholders. We can offer no assurance that we will achieve results that will permit the payment of any cash distributions and, to the extent that we issue senior securities, we will be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the Investment Company Act or if distributions are limited by the terms of any of our borrowings.
Dividends and distributions, if any, are paid in cash to our shareholders and reinvested in additional Shares pursuant to our dividend reinvestment plan as described below under “—Dividend Reinvestment Plan” unless a shareholder has opted out of the plan. We can offer no assurance that we will achieve results that will permit the payment of any cash distributions and, if we issue senior securities, we will be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the Investment Company Act or if distributions are limited by the terms of any of our borrowings.
Dividend Reinvestment Plan
We have adopted a dividend reinvestment plan, pursuant to which we will reinvest all cash dividends declared by the Board of Trustees on behalf of our shareholders who do not elect to receive their dividends on such Shares in cash. As a result, if our Board of Trustees authorizes, and we declare, a cash dividend or other distribution, then shareholders who have not opted out of our dividend reinvestment plan will have their cash distributions automatically reinvested in additional shares, rather than receiving the cash dividend or other distribution.
We intend to use newly issued shares of beneficial interest to implement the plan. Shares issued under the dividend reinvestment plan will not reduce outstanding capital commitments. The plan may be terminated by the Company at any time upon notice in writing mailed to each shareholder of record.

Recent Sales of Unregistered Securities and Use of Proceeds
None.
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollar amounts in thousands, except per share data, unless otherwise indicated)
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes in Part II, Item 8 of this Form 10-K “Financial Statements and Supplementary Data.” This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to those described in Part I, Item 1A of this Form 10-K “Risk Factors.” Our actual results could differ materially from those anticipated by such forward-looking information due to factors discussed under “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements” appearing elsewhere in this Form 10-K.
Overview
Carlyle Secured Lending III, a Delaware statutory trust, is a specialty finance company that is a closed-end, externally managed, non-diversified management investment company. We have elected to be regulated as a business development company (“BDC”) under the Investment Company Act and have operated our business as a BDC since we began our investment activities. For U.S. federal income tax purposes, we have elected to be treated as a registered investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (together with the rules and regulations promulgated thereunder, the “Code”) beginning with the year ending December 31, 2022. We were formed on February 8, 2021 and commenced our operations on May 28, 2021. We conducted the Private Offering of our Shares to investors in reliance on exemptions from the registration requirements provided by Section 4(a)(2) of the Securities Act, Regulation D promulgated thereunder and Regulation S under the Securities Act. Our principal executive offices are located at One Vanderbilt Avenue, Suite 3400, New York, New York 10017.
Our investment objective is to generate current income and, to a lesser extent, capital appreciation primarily through assembling a portfolio of secured debt investments with favorable risk-adjusted returns. Our investment strategy seeks to extract enhanced yield from a directly originated, and defensively constructed, portfolio of credit investments. The strategy’s core focus is U.S. middle market cash flow finance, principally in companies supported by financial sponsors. This core strategy is opportunistically supplemented with differentiated and complementary lending and investing strategies, which take advantage of the broad capabilities of Carlyle’s Global Credit platform while offering risk-diversifying portfolio benefits. In describing our business, we use the term “middle market” to refer generally to companies with approximately $25 million to $100 million of earnings before interest, taxes, depreciation and amortization (“EBITDA”). We seek to achieve our investment objective primarily through a portfolio weighted towards first lien loans or unitranche loans (including last out portions of such loans), while a minority of our portfolio may also include, but not be limited to, assets such as second lien loans, unsecured debt, subordinated debt and select investments in preferred and common equities with loans that typically have a contractual maturity of six to seven years and typically do not preclude early repayment.
We are externally managed by our Investment Adviser, an investment adviser registered under the Investment Advisers Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”) and a subsidiary of Carlyle. We benefit from our Investment Adviser’s investment team of over 200 investment professionals with the deep knowledge and expertise across multiple asset classes who are supported by a team of finance, operations and administrative professionals currently employed by Carlyle Employee Co., a wholly owned subsidiary of Carlyle. In conducting our investment activities, we believe that we benefit from the significant scale, relationships and resources of Carlyle, including our Investment Adviser and its affiliates.
2023 Highlights
2023 Annual Results
•Net investment income was $18.5 million or $2.64 per Share. Dividends declared on Shares were $14.6 million, or $2.08 per Share. Net investment income for the year ended December 31, 2023 included a $26.6 million increase in total investment income from the comparable period in 2022.
•The December 31, 2023 NAV per Share of $21.07 increased by $1.38 from the comparable period in 2022, driven by net investment income in excess of dividends and net unrealized gains on the portfolio.
Portfolio and Investment Activity
•As of December 31, 2023, we held 85 investments across 67 portfolio companies and 23 industries for a total fair value of $316.3 million.

•During the year ended December 31, 2023, we had investment fundings of $119.4 million and investment repayments of $9.4 million.
Liquidity and Capital Activity
•During the year ended December 31, 2023, we called capital resulting in 3,793,771 Shares issued for total proceeds of $77.9 million.
•We closed on $33.4 million in new commitments with our final close on August 24, 2023. Total commitments are $311.3 million.
•We had net borrowings of $53.4 million on our Credit Facilities and maintained borrowing capacity under the Credit Facilities of $195.0 million.
•Total liquidity as of December 31, 2023 was $72.3 million in cash and undrawn debt capacity.
Key Components of Our Results of Operations
As a BDC, we believe that the key components of our results of operations for our business are earnings per Share, dividends declared, net investment income and net asset value per Share. For the three months ended December 31, 2023, we recorded basic and diluted earnings per Share of $0.72, declared a dividend of $0.54 per Share and earned $0.66 of net investment income per Share. For the year ended December 31, 2023, we recorded basic and diluted earnings per Share of $3.51, declared dividends of $2.08 per Share and earned $2.64 of net investment income per Share.
The following table sets forth the calculation of basic and diluted earnings per Share (dollar amounts in thousands, except per share data):

	For the years ended December 31,
	2023	2022
Net increase (decrease) in net assets resulting from operations	$24,620	$3,023
Weighted-average Shares outstanding	7,012,218	1,756,118
Earnings per Share - Basic and Diluted	$3.51	$1.72
For the years ended December 31, 2023, and 2022, we declared dividends per Share of $2.08 and $1.37, respectively. We did not declare dividends during the period from commencement to December 31, 2021. For the years ended December 31, 2023 and 2022, our NAV per share was $21.07 and $19.69, respectively.
Investment Income
We generate investment income primarily in the form of interest income on debt investments we hold. In addition, we generate income from dividends on direct equity investments, capital gains on the sales of loans and debt and equity securities and various loan origination and other fees. Our debt investments generally have a stated term of five to eight years and generally bear interest at a floating rate usually determined on the basis of a benchmark such as SOFR. Interest on these debt investments is generally paid quarterly. In some instances, we receive payments on our debt investments based on scheduled amortization of the outstanding balances. At times, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments fluctuates significantly from period to period. Our portfolio activity reflects the proceeds of sales of securities. We may also generate investment income in the form of commitment, origination, amendment, structuring or due diligence fees, fees for providing managerial assistance and consulting fees.
Expenses
Our primary operating expenses include: (i) investment advisory fees, including base management fees and incentive fees, to our Investment Adviser pursuant to the Investment Advisory Agreement; (ii) debt service and other costs of borrowings or other financing arrangements; (iii) costs and other expenses and our allocable portion of overhead incurred by our Administrator in performing its administrative obligations under the Administration Agreement; and (iv) other operating expenses summarized below:

•administration fees payable under our Administration Agreement and Sub-Administration Agreements, including related expenses;
•the costs of any offerings of our Shares and other securities, if any;

•calculating individual asset values and our net asset value (including the cost and expenses of any independent valuation firms);
•expenses, including travel expenses, incurred by our Investment Adviser, or members of our Investment Adviser team managing our investments, or payable to third parties, performing due diligence on prospective portfolio companies;
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
•indemnification payments;
•direct fees and expenses associated with independent audits, agency, consulting and legal costs; and
•all other expenses incurred by us or our Administrator in connection with administering our business, including our allocable share of certain officers and their staff compensation.
Net Investment Income
The following table summarizes our net investment income and net investment income per common share:

	For the years ended December 31,
	2023	2022
Total investment income	$34,147	$7,507
Total expenses (including excise tax expense)	15,615	2,333
Net investment income	$18,532	$5,174
Weighted-average Shares outstanding	7,012,218	1,756,118
Net investment income per Share	$2.64	$2.95

Portfolio and Investment Activity
Portfolio Overview
The following tables summarize certain characteristics of our investment portfolio as of December 31, 2023:

	First Lien Debt	Second Lien Debt	Equity Investments	Total Investments
Count of investments	73	2	10	85
Investments, at amortized cost	$310,091	$14	$1,657	$311,762
Investments, at fair value	$314,802	$14	$1,526	$316,342
Percentage of total investments at fair value	99.5%	0.0%	0.5%	100.0%

Weighted Average Yields at
	Amortized Cost	Fair Value
First Lien Debt(1)	12.5%	12.3%
Second Lien Debt(1)	14.2%	14.1%
Total Debt and Income Producing Investments(1)(2)	12.5%	12.3%
(1)Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of December 31, 2023. Weighted average yield at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of original issue discount (“OID”) and market discount earned, divided by (b) total fair value included in such securities. Weighted average yield at amortized cost is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned, divided by (b) total amortized cost included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented above.
(2)Weighted average yields for total investments includes income producing equity investments.
The geographical composition of investments at fair value as of December 31, 2023 were as follows:

As of
Geography—% of Fair Value	December 31, 2023
Australia	0.9%
Canada	5.2
United Kingdom	1.5
United States	92.4
Total	100.0%
The industry composition of investments at fair value as of December 31, 2023 were as follows:

As of
Industry—% of Fair Value	December 31, 2023
Aerospace & Defense	1.7%
Automotive	2.9
Beverage & Food	0.0
Business Services	9.9
Capital Equipment	6.7
Chemicals, Plastics & Rubber	0.0
Construction & Building	4.7
Consumer Goods: Durable	1.6
Consumer Goods: Non-Durable	2.3
Consumer Services	13.9
Containers, Packaging & Glass	4.5
Diversified Financial Services	12.8
Environmental Industries	4.9
Healthcare & Pharmaceuticals	5.6
High Tech Industries	4.3
Leisure Products & Services	1.9
Media: Advertising, Printing & Publishing	3.7
Retail	1.2
Software	3.1
Sovereign & Public Finance	1.9
Telecommunications	3.6
Transportation: Cargo	2.9
Wholesale	5.9
Total	100.0%

Our investment activity for the years ended December 31, 2023 and 2022 is presented below (information presented herein is at amortized cost unless otherwise indicated):

	For the years ended December 31,
	2023	2022
Investments:
Total investments, beginning of year	$202,115	$116
New investments purchased	126,824	205,780
Net accretion of discount on investments	1,376	336
Net realized gain (loss) on investments	10	—
Investments sold or repaid	(18,563)	(4,117)
Total Investments, end of year	$311,762	$202,115
Principal amount of investments funded:
First Lien Debt	$119,210	$211,485
Second Lien Debt	—	0
Equity Investments(1)	178	2,977
Total	$119,388	$214,462
Principal amount of investments sold or repaid:
First Lien Debt	$(7,892)	$(4,118)
Second Lien Debt	(2)	—
Equity Investments(1)	(1,544)	—
Total	$(9,438)	$(4,118)
Number of new funded debt investments(2)	23	42
Average amount of new funded debt investments	$3,521	$4,866
(1)Based on cost/proceeds of equity activity.
(2)For the years ended December 31, 2023 and 2022, 100.0% of new funded debt investments were at floating interest rates.
See the Consolidated Schedules of Investments as of December 31, 2023 and 2022 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for more information on these investments, including a list of companies and type and amount of investments.
Portfolio Credit
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

Our Investment Adviser monitors and, when appropriate, changes the risk ratings assigned to each debt investment in our portfolio. Our Investment Adviser reviews our investment ratings in connection with our quarterly valuation process. The below table summarizes the Internal Risk Ratings as of December 31, 2023 and 2022.

	December 31, 2023		December 31, 2022
	Fair Value	% of Fair Value	Fair Value	% of Fair Value
Internal Risk Rating 1	$—	—%	$—	—%
Internal Risk Rating 2	300,018	95.3	197,041	100.0
Internal Risk Rating 3	14,798	4.7	42	0.0
Internal Risk Rating 4	—	—	—	—
Internal Risk Rating 5	—	—	—	—
Total	$314,816	100.0%	$197,083	100.0%
As of December 31, 2023 and 2022, the weighted average Internal Risk Rating of our debt investment portfolio was 2.0 and none of our debt investments were assigned an Internal Risk Rating of 4-5, respectively.
As of December 31, 2023 and 2022, there were no first or second lien debt investments on non-accrual status. For information regarding our non-accrual policy, see Note 2, Significant Accounting Policies, to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.
Portfolio Financing
Our primary source of financing consist of secured debt, which are presented on the Consolidated Statements of Assets and Liabilities as Secured borrowings. Refer to Note 5, Borrowings, to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information regarding our financing. The following table details those sources of financing:

	Outstanding Principal Balance, as of
	December 31, 2023	December 31, 2022
Subscription Facility	$16,512	$43,931
SPV Credit Facility	136,000	54,700
Total	$152,512	$98,631
Weighted average interest rate	8.15%	6.41%
Subscription Facility
On April 22, 2022, we entered into a senior secured revolving credit facility (the “Subscription Facility”), as amended from time to time. The Subscription Facility provides for secured borrowings of $45,000,000 as of December 31, 2023. In connection with the March 1, 2024 amendment, the secured borrowing capacity will decrease to $30,000 effective April 22, 2024. The maximum principal amount is subject to availability under the Subscription Facility, which is based on certain of our investor equity capital commitments and a percentage determined in the lender’s reasonable discretion to account for foreign exchange volatility. The Subscription Facility has a maturity date of April 22, 2025. We may borrow amounts in U.S. Dollars or certain other permitted currencies. Borrowings under the Subscription Facility bear interest at a spread to the applicable benchmark rate of 2.50% to 2.60%. The Company also pays a fee of 0.30% per year on undrawn amounts under the Subscription Facility. Subject to certain exceptions, the Subscription Facility is secured by a first lien security interest in the Company’s unfunded investor equity capital commitments. The Subscription Facility includes customary covenants, certain limitations on the incurrence of additional indebtedness and liens, and other maintenance covenants, as well as usual and customary events of default for senior secured revolving credit facilities of this nature.

The Subscription Facility consisted of the following as of December 31, 2023 and 2022:

	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)	Weighted Average Interest Rate
December 31, 2023	$45,000	$16,512	$28,488	$21,151	7.38%
December 31, 2022	$45,000	$43,931	$1,069	$1,069	5.94%
(1)The unused portion is the amount upon which commitment fees are based
(2)Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.
SPV Credit Facility
The SPV entered into a senior secured revolving credit facility (the “SPV Credit Facility” and together with the Subscription Facility, the “Credit Facilities”) with a lender on September 30, 2022, which was subsequently amended May 11, 2023. The SPV Credit Facility provides for secured borrowings of $150.0 million, subject to availability under the SPV Credit Facility and restrictions imposed on borrowings under the Investment Company Act. The SPV Credit Facility has a revolving period through September 30, 2025 and a maturity date of September 30, 2030, with one one-year extension option, at the SPV’s election. The SPV may borrow amounts in U.S. Dollars or certain other permitted currencies. Borrowings under the SPV Credit Facility bear interest initially at the annual rate of three month SOFR (or, if applicable, a rate based on the prime rate or federal funds rate plus 0.50%) plus 2.85%. The SPV also pays a fee of 0.30% per year on undrawn amounts under the SPV Credit Facility. Payments under the SPV Credit Facility are made quarterly. The SPV Credit Facility is secured by a first lien security interest on substantially all of the assets of the SPV. The SPV Credit Facility includes customary covenants, certain limitations on the incurrence of additional indebtedness and liens, and other maintenance covenants, as well as usual and customary events of default for senior secured revolving credit facilities of this nature.
The SPV Credit Facility consisted of the following as of December 31, 2023 and 2022:

	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)	Weighted Average Interest Rate
December 31, 2023	$150,000	$136,000	$14,000	$14,000	8.24%
December 31, 2022	$150,000	$54,700	$95,300	$43,729	6.82%
(1)The unused portion is the amount upon which commitment fees are based
(2)Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.

Consolidated Results of Operations
For the years ended December 31, 2023 and 2022
The following table sets forth information regarding our consolidated results of operations for the years ended December 31, 2023 and 2022. For information regarding results of operations for the year ended December 31, 2021, see the Company’s Form 10-K for the fiscal year ended December 31, 2021.

	Year Ended December 31,		2023 vs 2022
	2023	2022	$
Investment income:
Interest income	$32,063	$6,720	$25,343
PIK income	481	101	380
Other income	1,603	686	917
Total investment income	34,147	7,507	26,640
Expenses:
Organizational expenses	17	68	(51)
Offering cost expense	95	108	(13)
Net investment income incentive fees	3,945	508	3,437
Professional fees	939	866	73
Administrative service fees	1,141	306	835
Interest expense and credit facility fees	11,129	2,702	8,427
Trustees’ fees and expense	258	369	(111)
Other general and administrative	1,214	442	772
Excise tax expense	189	34	155
Total expenses	18,927	5,403	13,524
Less waivers and reimbursements of expenses	(3,312)	(3,070)	(242)
Expenses after waivers and reimbursements of expenses	15,615	2,333	13,282
Net investment income (loss)	18,532	5,174	13,358
Net realized gain (loss) and net change in unrealized appreciation (depreciation):
Net realized gain (loss) on investments	10	—	10
Net realized currency gain (loss) on non-investment assets and liabilities	(18)	11	(29)
Net change in unrealized appreciation (depreciation) on investments	6,614	(2,034)	8,648
Net change in unrealized currency gains (losses) on non-investment assets and liabilities	(518)	(128)	(390)
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments and non-investment assets and liabilities	6,088	(2,151)	8,239
Net increase (decrease) in net assets resulting from operations	$24,620	$3,023	$21,597
Investment Income
The increase in investment income for the year ended December 31, 2023 from the comparable period in 2022 was primarily driven by an increase in interest income due to an increase in our investment portfolio and higher weighted average interest rates. As of December 31, 2023, the size of our portfolio increased to $311,762 from $202,115 as of December 31, 2022 at amortized cost. As of December 31, 2023, the weighted average yield of our total debt and income producing investments increased to 12.5% from 11.5% as of December 31, 2022, on amortized cost, primarily due to higher benchmark interest rates.
Interest income and PIK income on our first and second lien debt investments are dependent on the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of December 31, 2023 and 2022, there were no first or second lien debt investments on non-accrual status.

The increase in other income for the year ended December 31, 2023 from the comparable period in 2022 was primarily driven by higher commitment fees and prepayment fees.
Expenses
The increase in interest expense and credit facility fees for the year ended December 31, 2023 compared to the comparable period in 2022 was primarily driven by higher benchmark interest rates and higher weighted average principal balance.
The increase in incentive fees for the year ended December 31, 2023 from the comparable period in 2022 was driven by higher pre-incentive fee net investment income.
For the years ended December 31, 2023 and 2022, there were no accrued capital gains incentive fees based upon the cumulative net realized and unrealized appreciation (depreciation) as of December 31, 2023 and 2022, respectively. The accrual for any capital gains incentive fee under accounting principles generally accepted in the United States (“U.S. GAAP”) in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. See Note 4, Related Party Transactions, to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for more information on our incentive and base management fees.
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
Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation) on Investments
The amount of and number of investments with realized gain (loss) and change in appreciation (depreciation) for the years ended December 31, 2023 and 2022 were as follows:

	For the years ended December 31,
	2023	2022
Realized gain on investments	$10	$—
Number of investments with realized gains	5	—
Realized losses on investments	$—	$—
Number of investments with realized losses	—	—
Change in unrealized appreciation on investments	$8,363	$431
Number of investments with unrealized appreciation	50	16
Change in unrealized depreciation on investments	$(1,749)	$(2,465)
Number of investments with unrealized depreciation	19	50
Net change in unrealized appreciation (depreciation) in our investments for the year ended December 31, 2023 compared to the comparable period in 2022 was primarily driven by tighter credit spreads.

Net change in unrealized appreciation (depreciation) is driven by changes in other inputs utilized under our valuation methodology, including, but not limited to, enterprise value multiples, borrower leverage multiples and borrower ratings, and the impact of exits.

For the three months ended December 31, 2023 and September 30, 2023
The following table sets forth information regarding our consolidated results of operations for the three month periods ending December 31, 2023 and September 30, 2023, respectively:

	Three Months Ended		Change
	December 31, 2023	September 30, 2023	$
Investment income:
Interest income	$9,360	$8,502	$858
PIK income	152	119	33
Other income	520	288	232
Total investment income	10,032	8,909	1,123
Expenses:
Organizational expenses	—	5	(5)
Offering cost expense	9	20	(11)
Net investment income incentive fees	1,167	1,016	151
Professional fees	189	237	(48)
Administrative service fees	393	187	206
Interest expense and credit facility fees	3,002	3,055	(53)
Trustees’ fees and expense	67	61	6
Other general and administrative	325	426	(101)
Excise tax expense	150	22	128
Total expenses	5,302	5,029	273
Less waivers and reimbursements of expenses	(748)	(910)	162
Expenses after waivers and reimbursements of expenses	4,554	4,119	435
Net investment income (loss)	5,478	4,790	688
Net realized gain (loss) and net change in unrealized appreciation (depreciation):
Net realized currency gain (loss) on non-investment assets and liabilities	(15)	(2)	(13)
Net change in unrealized appreciation (depreciation) on investments	1,005	3,264	(2,259)
Net change in unrealized currency gains (losses) on non-investment assets and liabilities	(510)	459	(969)
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments and non-investment assets and liabilities	480	3,721	(3,241)
Net increase (decrease) in net assets resulting from operations	$5,958	$8,511	$(2,553)
Investment Income
The increase in investment income for the three months ended December 31, 2023 as compared to the three months ended September 30, 2023 was primarily driven by an increase in interest income due to an increase in our investment portfolio and higher weighted average interest rates. As of December 31, 2023, the size of our portfolio increased to $311,762 from $273,832 as of September 30, 2023, at amortized cost. As of December 31, 2023, the weighted average yield of our total debt and income producing investments decreased to 12.5% from 12.6% as of September 30, 2023 on amortized cost.
Interest income and PIK income on our first and second lien debt investments are dependent on the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of December 31, 2023 and September 30, 2023, there were no first or second lien debt investments on non-accrual status.
The increase in other income for the three months ended December 31, 2023 from the three months ended September 30, 2023 was primarily driven by higher prepayment fees.
Expenses
The increase in incentive fees was driven by higher pre-incentive fee net investment income for the three months ended December 31, 2023 compared to the three months ended September 30, 2023.

For the three months ended December 31, 2023 and three months ended September 30, 2023, there were no accrued capital gains incentive fees based upon the cumulative net realized and unrealized appreciation (depreciation) as of December 31, 2023 or September 30, 2023. The accrual for any capital gains incentive fee under U.S. GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. See Note 4, Related Party Transactions, to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for more information on the incentive and base management fees.
Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation)
The amount of and number of investmenrealized gain (loss) and change in appreciation (depreciation) for the three months ended December 31, 2023 and September 30, 2023 were as follows:

	Three Months Ended
	December 31, 2023	September 30, 2023
Realized gain on investments	$0	$—
Number of investments with realized gains	2	—
Realized losses on investments	$—	$—
Number of investments with realized losses	—	—
Change in unrealized appreciation on investments	$2,182	$4,565
Number of investments with unrealized appreciation	38	46
Change in unrealized depreciation on investments	$(1,177)	$(1,301)
Number of investments with unrealized depreciation	28	7
Net change in unrealized appreciation (depreciation) in our investments for the three months ended December 31, 2023 was primarily driven by improving credit fundamentals and positive impact of foreign currency exchange rates.
Net change in unrealized appreciation (depreciation) is driven by changes in other inputs utilized under our valuation methodology, including, but not limited to, enterprise value multiples, borrower leverage multiples and borrower ratings, and the impact of exits.

Financial Condition, Liquidity and Capital Resources
Capitalization
We have capitalized our business to date primarily through the issuance and sale of our Shares and asset-level financing. We may also fund a portion of our investments through borrowings under the Credit Facilities, as well as through securitization of a portion of our existing investments. As of December 31, 2023, we had $152,512 of outstanding consolidated indebtedness under the Credit Facilities, as previously discussed within Portfolio and Investment Activity - Portfolio Financing. As of December 31, 2023, we had $72,282 of liquidity that can be used to satisfy our short-term cash requirements and working capital for our business. Refer to Note 5, Borrowings to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information regarding our financing. As of December 31, 2023 and 2022, net financial leverage was 0.57x and 0.85x, respectively.
Sources of Liquidity
Our primary sources of liquidity include cash and cash equivalents and available borrowings under our Credit Facilities.

	December 31, 2023	December 31, 2022
Cash, cash equivalents and restricted cash	$37,131	$6,761
Available borrowings under Credit Facilities	35,151	44,798
Total Liquidity	$72,282	$51,559
We generate cash from the net proceeds of offerings of our Shares and through cash flows from operations, including investment sales and repayments as well as income earned on investments and cash equivalents. We may also fund a portion of our investments through borrowings under the Credit Facilities, the issuance of debt, and through securitization of a portion of our existing investments. The primary use of existing funds and any funds raised in the future is expected to be for investments in portfolio companies, repayment of indebtedness, cash distributions to our shareholders, repurchases of our Shares and for other general corporate purposes. We believe our current cash position, available capacity on our revolving credit facilities, which is well in excess of our unfunded commitments, and net cash provided by operating activities will provide us with sufficient resources to meet our obligations and continue to support our investment objectives, including reserving for the capital needs which may arise at our portfolio companies.
Liquidity Needs
Our primary liquidity needs include our funding of new and existing portfolio investments, payment of operating expenses and interest and principal payments under the Credit Facilities.
Contractual Obligations and Contingencies
In the ordinary course of our business, we enter into contracts or agreements that contain indemnifications or warranties. Future events could occur which may give rise to liabilities arising from these provisions against us. We believe that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in these consolidated financial statements as of December 31, 2023 and 2022 in Part II, Item 8 of this Form 10-K for any such exposure.
We have in the past, currently are and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments. We had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of December 31, 2023 and 2022:

	Par / Principal Amount as of December 31,
	2023	2022
Unfunded delayed draw commitments	$61,231	$84,892
Unfunded revolving commitments	14,443	15,177
Total unfunded commitments	$75,674	$100,069
Cash Flows
The following table details the net change in our cash and cash equivalents:

	For the years ended December 31,
	2023	2022
Cash flows provided by (used in) operating activities	$(90,203)	$(198,683)
Cash flows provided by (used in) financing activities	120,573	205,259
Net increase (decrease) in cash, cash equivalents and restricted cash	$30,370	$6,576
During the year ended December 31, 2023, we paid $126,442 related to cost of investments purchased and received $18,677 in repayments on our investments. During the year ended December 31, 2023, we received $53,370 of net proceeds on the Credit Facilities. During the year ended December 31, 2023, we issued 3,793,771 Shares for an aggregate offering price of approximately $77,933.
Asset Coverage
In accordance with the Investment Company Act, a BDC is only allowed to borrow amounts such that its “asset coverage,” as defined in the Investment Company Act, satisfies the minimum asset coverage ratio specified in the Investment Company Act after such borrowing. “Asset coverage” generally refers to a company’s total assets, less all liabilities and indebtedness not represented by “senior securities,” as defined in the Investment Company Act, divided by total senior securities representing indebtedness and, if applicable, preferred stock. “Senior securities” for this purpose includes borrowings from banks or other lenders, debt securities and preferred stock.
Prior to March 23, 2018, BDCs were required to maintain a minimum asset coverage ratio of 200%. On March 23, 2018, an amendment to Section 61(a) of the Investment Company Act was signed into law to permit BDCs to reduce the minimum asset coverage ratio from 200% to 150%, so long as certain approval and disclosure requirements are satisfied. Under the 200% minimum asset coverage ratio, BDCs are permitted to borrow up to one dollar for investment purposes for every one dollar of investor equity, and under the 150% minimum asset coverage ratio, BDCs are permitted to borrow up to two dollars for investment purposes for every one dollar of investor equity. In other words, Section 61(a) of the Investment Company Act, as amended, permits BDCs to potentially increase their debt-to-equity ratio from a maximum of 1 to 1 to a maximum of 2 to 1.
As of December 31, 2023 and 2022, the Company had total senior securities of $152,512 and $98,631, respectively, consisting of secured borrowings under the Credit Facilities, and had asset coverage ratios of 233.6% and 211.2%, respectively. For a discussion of the principal risk factors associated with these senior securities, see Part I, Item 1A of this Form 10‑K. For purposes of the asset coverage ratio, the Preferred Stock is classified as a senior security.
Critical Accounting Policies and Estimates
The preparation of our consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. These estimates and judgments are based on historical information, information currently available to us and on various other assumptions management believes to be reasonable under the circumstances. Actual results could vary from those estimates and we may change our estimates and assumptions in future evaluations. Changes in these estimates and assumptions may have a material effect on our results of operations and financial condition. We believe the critical accounting policies discussed below affect our more significant judgments and estimates used in the preparation of our consolidated financial statements and should be read in conjunction with our consolidated financial statements and related notes in Part II, Item 8, as well as with our “Risk Factors” in Part I, Item 1A of this Form 10-K..
Fair Value Measurements
The Company applies fair value accounting in accordance with the terms of Financial Accounting Standards Board ASC Topic 820, Fair Value Measurement (“ASC 820”). ASC 820 defines fair value as the amount that would be exchanged to sell an asset or transfer a liability in an orderly transfer between market participants at the measurement date. Effective September 8, 2022, the Investment Adviser, as the valuation designee pursuant to Rule 2a-5 under the Investment Company Act, determines in good faith the fair value of the Company’s investment portfolio for which market quotations are not readily available. The Investment Adviser values securities/instruments traded in active markets on the measurement date by multiplying the closing price of such traded securities/instruments by the quantity of shares or amount of the instrument held. The Investment Adviser may also obtain quotes with respect to certain of its investments, such as its securities/instruments traded in active markets and its liquid securities/instruments that are not traded in active markets, from pricing services, brokers, or counterparties (i.e., “consensus pricing”). When doing so, the Investment Adviser determines whether the quote obtained is sufficient according to U.S. GAAP to determine the fair value of the security. The Investment Adviser may use the quote obtained, or alternative pricing sources may be utilized, including valuation techniques typically utilized for illiquid securities/instruments.
Securities/instruments that are illiquid, or for which the pricing source does not provide a valuation or methodology, or provides a valuation or methodology that, in the judgment of the Investment Adviser, does not represent fair value, shall each be valued as of the measurement date using all techniques appropriate under the circumstances and for which sufficient data is available. These valuation techniques may vary by investment and include comparable public market valuations, comparable precedent transaction valuations and/or discounted cash flow analyses. The process generally used to determine the applicable value is as follows: (i) the value of each portfolio company or investment is initially reviewed by the investment professionals responsible for such portfolio company or investment and, for non-traded investments, a standardized template designed to approximate fair market value based on observable market inputs, updated credit statistics and unobservable inputs is used to determine a preliminary value, which is also reviewed alongside consensus pricing, where available; (ii) preliminary valuation conclusions are documented and reviewed by a valuation committee comprised of members of senior management; (iii) the Board of Trustees engages a third-party valuation firm to provide positive assurance on portions of the first lien senior secured loans, “unitranche” loans and second lien senior secured loans and equity investments portfolio each quarter (such that each non-traded investment is reviewed by a third-party valuation firm at least once on a rolling twelve month basis) including a review of management’s preliminary valuation and conclusion on fair value; (iv) if applicable, prior to September 8, 2022, the Audit Committee of the Board of Trustees (the “Audit Committee”) reviewed the assessments of the Investment Adviser and the third-party valuation firm; and (v) if applicable, prior to September 8, 2022, the Board of Trustees discussed the valuation recommendations of the Audit Committee and determined the fair value of each investment in the portfolio in good faith based on the input of the Investment Adviser and, where applicable, the third-party valuation firm.
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
Investment performance data utilized are the most recently available financial statements and compliance certificate received from the portfolio companies as of the measurement date which, in many cases, may reflect a lag in information.
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
In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the consolidated financial statements as of December 31, 2023 and 2022.
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
For further information on the fair value measurements, including fair value hierarchies, our framework for determining fair value, and the composition of our portfolio, see Note 3, Fair Value Measurements, to the consolidated financial statements in Part II, Item 8 of this Form 10-K.
Investments
Investment transactions are recorded on the trade date. Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment at the time of exit using the specific identification method without regard to unrealized appreciation or depreciation previously recognized, and includes investments written off during the period, net of recoveries. Net change in unrealized appreciation or depreciation on investments as presented in the Consolidated Statements of Operations in Part II, Item 8 of this Form 10-K reflects the net change in the fair value of investments, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.
Revenue Recognition - Non-Accrual Income
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
Interest Rate Risk
As of December 31, 2023, on a fair value basis, all of our debt investments bear interest at a floating rate, which primarily are subject to interest rate floors. The Credit Facilities are also subject to floating interest rates and are typically paid based on floating SOFR rates.
Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our income in the future.
The following table estimates the potential changes in net cash flow generated from interest income, should interest rates increase or decrease by 100, 200 or 300 basis points. These hypothetical interest income calculations are based on a model of the settled debt investments in our portfolio, held as of December 31, 2023 and 2022, and are only adjusted for assumed changes in the underlying base interest rates and the impact of that change on interest income. Interest expense is calculated based on outstanding secured borrowings as of December 31, 2023 and 2022, and based on the terms of our Credit Facilities. Interest expense on our Credit Facilities is calculated using the stated interest rate as of December 31, 2023 and 2022, adjusted for the hypothetical changes in rates, as shown below. We intend to continue to finance a portion of our investments with borrowings and the interest rates paid on our borrowings may significantly impact our net interest income.
We regularly measure exposure to interest rate risk. We assess interest rate risk and manage interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.
Based on our Consolidated Statements of Assets and Liabilities as of December 31, 2023 and 2022, the following table shows the annual impact on net investment income of base rate changes in interest rates for our settled debt investments (considering interest rate floors for variable rate instruments) and outstanding secured borrowings assuming no changes in our investment and borrowing structure:

	December 31, 2023			December 31, 2022
Basis Point Change	Interest Income	Interest Expense	Net Investment Income	Interest Income	Interest Expense	Net Investment Income
Up 300 basis points	$9,523	$(4,575)	$4,948	$6,159	$(3,059)	$3,100
Up 200 basis points	$6,349	$(3,050)	$3,299	$4,106	$(2,039)	$2,067
Up 100 basis points	$3,174	$(1,525)	$1,649	$2,053	$(1,020)	$1,033
Down 100 basis points	$(3,174)	$1,525	$(1,649)	$(2,053)	$1,020	$(1,033)
Down 200 basis points	$(6,349)	$3,050	$(3,299)	$(4,104)	$2,033	$(2,071)
Down 300 basis points	$(9,495)	$4,575	$(4,920)	$(6,124)	$3,038	$(3,086)

Item 8. Financial Statements and Supplementary Data
CARLYLE SECURED LENDING III
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm (PCAOB ID: 42)	73

Consolidated Statements of Assets and Liabilities as of December 31, 2023 and 2022	74

Consolidated Statements of Operations for the years ended December 31, 2023 and 2022, and for the period from May 28, 2021 (Commencement) through December 31, 2021	75

Consolidated Statements of Changes in Net Assets for the years ended December 31, 2023 and 2022, and for the period from May 28, 2021 (Commencement) through December 31, 2021	76

Consolidated Statements of Cash Flows for the years ended December 31, 2023 and 2022, and for the period from May 28, 2021 (Commencement) through December 31, 2021	77

Consolidated Schedules of Investments as of December 31, 2023 and 2022	79

Notes to Consolidated Financial Statements	94

Report of Independent Registered Public Accounting Firm

To the Board of Trustees and Shareholders of
Carlyle Secured Lending III

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of Carlyle Secured Lending III (the “Company”), including the consolidated schedules of investments, as of December 31, 2023 and 2022, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the two years in the period ended December 31, 2023 and for the period from May 28, 2021 (Commencement) through December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations, changes in its net assets, and its cash flows for each of the two years in the period ended December 31, 2023 and for the period from May 28, 2021 (Commencement) through December 31, 2021, in conformity with U.S. generally accepted accounting principles.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of December 31, 2023 and 2022, by correspondence with the custodian, debt agents, and the underlying investees; when replies were not received from the debt agents and the underlying investees, we performed other auditing procedures. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2021.

Tysons, VA
March 12, 2024

CARLYLE SECURED LENDING III
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(dollar amounts in thousands, except per share data)

	December 31, 2023	December 31, 2022
ASSETS
Investments—non-controlled/non-affiliated, at fair value (amortized cost of $311,762 and $202,115, respectively)	$316,342	$200,081
Cash, cash equivalents and restricted cash	37,131	6,761
Deferred offering costs	9	72
Receivable for investments sold	67	181
Due from Investment Adviser	972	1,490
Interest and other income receivable from investments	3,438	1,977
Receivable for issuance of common shares of beneficial interest	3,760	138
Prepaid expenses and other assets	2,543	2,477
Total assets	$364,262	$213,177
LIABILITIES
Secured borrowings (Note 5)	$152,512	$98,631
Interest and credit facility fees payable (Note 5)	1,494	727
Dividend payable (Note 7)	4,464	1,947
Incentive fees payable (Note 4)	1,167	507
Administrative service fees payable (Note 4)	278	396
Deferred financing costs payable	—	548
Deferred offering costs payable	—	260
Accrued organizational expenses	—	157
Deferred income	—	81
Other accrued expenses and liabilities	628	251
Total liabilities	160,543	103,505
Commitments and contingencies (Notes 4, 6 and 9)
NET ASSETS
Common shares of beneficial interest, $0.001 par value; unlimited shares authorized; 9,666,829 and 5,568,950 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	10	6
Paid-in capital in excess of par value	194,681	110,873
Total distributable earnings (loss)	9,028	(1,207)
Total net assets	$203,719	$109,672
NET ASSETS PER SHARE	$21.07	$19.69
The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE SECURED LENDING III
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollar amounts in thousands, except per share data)

	For the years ended		For the period from May 28, 2021 (Commencement) through
	December 31, 2023	December 31, 2022	December 31, 2021
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$32,063	$6,720	$12
PIK income	481	101	0
Other income	1,603	686	44
Total investment income	34,147	7,507	56
Expenses:
Organizational expenses (Note 2)	17	68	89
Offering cost expense (Note 2)	95	108	80
Net investment income incentive fees (Note 4)	3,945	508	—
Professional fees	939	866	234
Administrative service fees (Note 4)	1,141	306	89
Interest expense and credit facility fees (Note 5)	11,129	2,702	—
Trustees’ fees and expenses (Note 4)	258	369	185
Other general and administrative	1,214	442	108
Total expenses	18,738	5,369	785
Less waivers and reimbursements of expenses	(3,312)	(3,070)	—
Expenses after waivers and reimbursements of expenses	15,426	2,299	785
Net investment income (loss) before taxes	18,721	5,208	(729)
Excise tax expense	189	34	—
Net investment income (loss)	18,532	5,174	(729)
Net realized gain (loss) and net change in unrealized appreciation (depreciation):
Net realized gain (loss) on investments:
Non-controlled/non-affiliated investments	10	—	—
Net realized currency gain (loss) on non-investment assets and liabilities	(18)	11	—
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/non-affiliated investments	6,614	(2,034)	0
Net change in unrealized currency gains (losses) on non-investment assets and liabilities	(518)	(128)	(0)
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments and non-investment assets and liabilities	6,088	(2,151)	0
Net increase (decrease) in net assets resulting from operations	$24,620	$3,023	$(729)
Basic and diluted earnings per common share (Note 7)	$3.51	$1.72	$(145.70)
Weighted-average common shares of beneficial interest outstanding—Basic and Diluted (Note 7)	7,012,218	1,756,118	5,000
The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE SECURED LENDING III
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(dollar amounts in thousands)

	For the years ended		For the period from May 28, 2021 (Commencement) through
	December 31, 2023	December 31, 2022	December 31, 2021
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$18,532	$5,174	$(729)
Net realized gain (loss) on investments and non-investment assets and liabilities	(8)	11	—
Net change in unrealized appreciation (depreciation) on investments and non-investment assets and liabilities	6,096	(2,162)	0
Net increase (decrease) in net assets resulting from operations	24,620	3,023	(729)
Capital share transactions:
Common shares of beneficial interest issued	77,933	109,562	100
Dividend reinvestment	6,070	1,235	—
Dividends declared	(14,576)	(3,519)	—
Net increase (decrease) in net assets resulting from capital share transactions	69,427	107,278	100
Net increase (decrease) in net assets	94,047	110,301	(629)
Net assets at beginning of year	109,672	(629)	—
Net assets at end of year	$203,719	$109,672	$(629)
The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE SECURED LENDING III
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollar amounts in thousands)

	For the years ended		For the period from May 28, 2021 (Commencement) through
	December 31, 2023	December 31, 2022	December 31, 2021
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$24,620	$3,023	$(729)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	832	336	—
Amortization of deferred offering costs	95	108	79
Net accretion of discount on investments	(1,376)	(336)	(0)
Paid-in-kind interest	(407)	(101)	(0)
Net realized (gain) loss on investments	(10)	—	—
Net realized currency (gain) loss on non-investment assets and liabilities	18	(11)	—
Net change in unrealized (appreciation) depreciation on investments	(6,614)	2,034	(0)
Net change in unrealized currency (gain) loss on non-investment assets and liabilities	518	128	—
Cost of investments purchased	(126,442)	(205,601)	(119)
Proceeds from sales and repayments of investments and change in receivable for investments sold	18,677	3,936	3
Changes in operating assets:
Interest and other income receivable from investments	(1,461)	(1,976)	(1)
Prepaid expenses and other assets	(619)	—	—
Due from Investment Adviser	518	(1,490)	—
Changes in operating liabilities:
Interest and credit facility fees payable	767	727	—
Incentive fees payable	660	507	—
Administrative service fees payable	(118)	306	89
Accrued organizational expenses	(157)	68	89
Deferred income	(81)	(65)	146
Trustees' fees and expenses payable	—	(185)	185
Other accrued expenses and liabilities	377	(91)	343
Net cash provided by (used in) operating activities	(90,203)	(198,683)	85
Cash flows from financing activities:
Proceeds from issuance of common shares of beneficial interest, net of change in receivable for issuance of common shares of beneficial interest	74,311	109,423	100
Borrowings on the Credit Facilities	116,020	166,437	—
Repayments of the Credit Facilities	(62,650)	(68,000)	—
Borrowings on Short Term Borrowings	—	27,833	—
Repayments of Short Term Borrowings	—	(27,833)	—
Dividends paid in cash	(5,989)	(337)	—
Debt issuance costs paid	(279)	(2,264)	—
Deferred financing cost payable	(548)	—	—
Deferred offering costs payable	(292)	—	—
Net cash provided by (used in) financing activities	120,573	205,259	100

Net increase (decrease) in cash, cash equivalents and restricted cash	30,370	6,576	185
Cash, cash equivalents and restricted cash, beginning of year	6,761	185	—
Cash, cash equivalents and restricted cash, end of year	$37,131	$6,761	$185
Supplemental disclosures:
Interest and credit facility fees, paid during the year	$9,640	$1,387	$—
Dividends reinvested during the year	6,070	1,235	—
Dividends declared during the year	14,576	3,519	—
Taxes, including excise tax, paid during the year	34	—	—
The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE SECURED LENDING III
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2023
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)	% of Net Assets
First Lien Debt (99.5% of fair value)
ADPD Holdings, LLC	#^	(2)(3)(8)(10)	Consumer Services	SOFR	6.00%	11.68%	8/16/2022	8/15/2028	$7,151	$6,922	$5,802	2.85%
AI Grace AUS Bidco Pty LTD (Australia)	^	(2)(3)(6)	Consumer Goods: Non-Durable	SOFR	6.50%	11.85%	12/5/2023	12/5/2029	2,286	2,218	2,217	1.09
Allied Benefit Systems Intermediate LLC	^	(2)(3)(10)	Healthcare & Pharmaceuticals	SOFR	5.25%	10.63%	10/31/2023	10/31/2030	5,183	5,093	5,091	2.50
Alpine Acquisition Corp II	#^	(2)(3)(8)(10)	Transportation: Cargo	SOFR	6.00%	11.46%	4/19/2022	11/30/2026	9,482	9,345	9,033	4.43
Apex Companies Holdings, LLC	#^	(2)(3)(10)	Environmental Industries	SOFR	6.25%	11.63%	1/31/2023	1/31/2028	10,015	9,726	10,040	4.93
Applied Technical Services, LLC	#	(2)(3)(8)	Business Services	SOFR	6.00%	11.43%	9/18/2023	12/29/2026	378	370	380	0.19
Ascend Buyer, LLC	#^	(2)(3)(8)(10)	Containers, Packaging & Glass	SOFR	6.40%	11.91%	9/30/2021	9/30/2028	14,749	14,374	14,380	7.06
Associations, Inc.	#^	(2)(3)(8)(10)	Construction & Building	SOFR	4.00%, 2.50% PIK	12.16%	7/2/2021	7/2/2027	5,817	5,775	5,794	2.84
Associations, Inc.	^	(2)(3)(8)	Construction & Building	SOFR	4.00%, 2.50% PIK	12.16%	10/10/2023	7/2/2027	1,259	1,247	1,254	0.62
Atlas AU Bidco Pty Ltd (Australia)	#	(2)(3)(6)(10)	High Tech Industries	SOFR	7.25%	12.58%	12/15/2022	12/12/2029	723	701	731	0.36
Atlas US Finco, Inc.	#	(2)(3)	High Tech Industries	SOFR	6.75%	12.40%	12/18/2023	12/10/2029	335	328	328	0.16
Avalara, Inc.	#^	(2)(3)(10)	Diversified Financial Services	SOFR	7.25%	12.60%	10/19/2022	10/19/2028	13,500	13,186	13,723	6.74
BlueCat Networks, Inc. (Canada)	#^	(2)(3)(6)(10)	High Tech Industries	SOFR	4.00%, 2.00% PIK	11.39%	8/8/2022	8/8/2028	7,420	7,244	7,181	3.53
Bradyifs Holdings, LLC	^	(2)(3)(10)	Wholesale	SOFR	6.00%	11.38%	10/31/2023	10/31/2029	4,641	4,536	4,533	2.23
CD&R Madison Parent Ltd (United Kingdom)	#^	(2)(6)(10)	Business Services	SONIA	6.25%, 2.00% PIK	13.44%	2/27/2023	2/27/2030	€2,585	3,015	3,352	1.65
CD&R Madison Parent Ltd (United Kingdom)	^	(2)(6)	Business Services	EURIBOR	5.75%, 2.00% PIK	11.71%	2/27/2023	2/27/2030	£1,218	1,254	1,365	0.67
Celerion Buyer, Inc.	^	(2)(3)(10)	Healthcare & Pharmaceuticals	SOFR	6.50%	11.93%	11/3/2022	11/3/2029	3,120	3,036	3,159	1.55
CoreWeave Compute Acquisition Co. II, LLC	#	(2)(3)(10)	High Tech Industries	SOFR	8.75%	14.13%	7/30/2023	7/30/2028	727	707	706	0.35
Coupa Holdings, LLC	#	(2)(3)(10)	Software	SOFR	7.50%	12.86%	2/27/2023	2/28/2030	2,160	2,103	2,210	1.08
CPI Intermediate Holdings, Inc.	^	(2)(3)(10)	Telecommunications	SOFR	5.50%	10.87%	10/6/2022	10/6/2029	11,529	11,313	11,408	5.60
CST Holding Company	^	(2)(3)(8)(10)	Consumer Goods: Non-Durable	SOFR	6.50%	11.86%	11/1/2022	11/1/2028	4,981	4,844	5,027	2.47
DCA Investment Holding LLC	#	(2)(3)	Healthcare & Pharmaceuticals	SOFR	6.41%	11.75%	2/25/2022	4/3/2028	2	2	2	0.00
Denali Midco 2, LLC	#^	(2)(3)(8)(10)	Consumer Services	SOFR	6.50%	11.96%	9/15/2022	12/22/2027	7,636	7,402	7,636	3.75
Dwyer Instruments, Inc.	#^	(2)(3)(8)(10)	Capital Equipment	SOFR	5.75%	11.20%	7/21/2021	7/21/2027	13,809	13,604	13,809	6.78
Eliassen Group, LLC	#^	(2)(3)(10)	Business Services	SOFR	5.50%	10.85%	4/14/2022	4/14/2028	8,728	8,595	8,584	4.21

CARLYLE SECURED LENDING III
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2023
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)	% of Net Assets
Ellkay, LLC	#	(2)(3)(8)(10)	Healthcare & Pharmaceuticals	SOFR	6.00%	11.28%	9/14/2021	9/14/2027	$3	$3	$3	0.00%
Excel Fitness Holdings, Inc.	^	(2)(3)(8)(10)	Leisure Products & Services	SOFR	5.50%	10.85%	8/3/2023	4/29/2029	1,745	1,684	1,737	0.85
Excel Fitness Holdings, Inc.	^	(2)(3)(8)(10)	Leisure Products & Services	SOFR	5.25%	10.75%	4/29/2022	4/29/2029	4,104	4,028	4,041	1.98
Excelitas Technologies Corp.	^	(2)(3)(8)(10)	Capital Equipment	SOFR	5.75%	11.23%	8/12/2022	8/12/2029	5,375	5,272	5,287	2.60
Excelitas Technologies Corp.	^	(2)	Capital Equipment	EURIBOR	5.75%	9.74%	8/12/2022	8/12/2029	€1,178	1,189	1,284	0.63
FPG Intermediate Holdco, LLC	#	(2)(3)(8)(10)	Consumer Services	SOFR	6.75%	12.29%	8/5/2022	3/5/2027	36	(137)	(72)	(0.04)
Guidehouse LLP	#^	(2)(3)	Sovereign & Public Finance	SOFR	3.75%, 2.00% PIK	11.11%	9/30/2022	12/16/2030	5,940	5,938	5,923	2.91
Hercules Borrower LLC	#	(2)(3)(8)(10)	Environmental Industries	SOFR	5.50%	10.95%	9/10/2021	12/14/2026	1	1	1	0.00
Hoosier Intermediate, LLC	#	(2)(3)(8)(10)	Healthcare & Pharmaceuticals	SOFR	5.00%	10.53%	11/15/2021	11/15/2028	4	4	4	0.00
HS Spa Holdings Inc.	^	(2)(3)(10)	Consumer Services	SOFR	5.75%	11.12%	6/2/2022	6/2/2029	861	846	862	0.42
IQN Holding Corp.	^	(2)(3)(10)	Business Services	SOFR	5.25%	10.64%	5/2/2022	5/2/2029	3,040	3,000	3,060	1.50
iRobot Corporation	#	(2)(3)(8)	Consumer Goods: Durable	SOFR	6.50%, 2.50% PIK	14.42%	7/25/2023	7/31/2026	4,939	4,939	5,125	2.52
Jeg's Automotive, LLC	#	(2)(3)(8)	Automotive	SOFR	6.00%	11.46%	12/22/2021	12/22/2027	5	5	3	0.00
Kaseya, Inc.	#	(2)(3)(10)	High Tech Industries	SOFR	3.50%, 2.50% PIK	11.38%	6/23/2022	6/23/2029	1,408	1,313	1,409	0.69
LVF Holdings, Inc.	#	(2)(3)(8)(10)	Beverage & Food	SOFR	5.75%	11.25%	6/10/2021	6/10/2027	20	19	19	0.01
Material Holdings, LLC	#	(2)(3)(8)	Business Services	SOFR	6.00%	11.45%	8/19/2021	8/19/2027	5	5	5	0.00
Maverick Acquisition, Inc.	#	(2)(3)(8)	Aerospace & Defense	SOFR	6.25%	11.60%	6/1/2021	6/1/2027	21	21	17	0.01
Medical Manufacturing Technologies, LLC	#	(2)(3)(8)(10)	Healthcare & Pharmaceuticals	SOFR	5.50%	11.01%	12/23/2021	12/23/2027	4	3	4	0.00
NEFCO Holding Company LLC	#^	(2)(3)(8)(10)	Construction & Building	SOFR	6.50%	12.14%	8/5/2022	8/5/2028	7,083	6,961	7,102	3.49
NEFCO Holding Company LLC	#	(2)(3)(8)(10)	Construction & Building	SOFR	6.50%	12.03%	12/1/2023	8/5/2028	444	389	451	0.22
North Haven Fairway Buyer, LLC	#^	(2)(3)(10)	Consumer Services	SOFR	6.50%	11.85%	5/17/2022	5/17/2028	14,965	14,719	15,124	7.42
North Haven Stallone Buyer, LLC	#	(2)(3)	Consumer Services	SOFR	5.50%	11.29%	10/11/2022	5/24/2027	199	196	194	0.10
North Haven Stallone Buyer, LLC	#	(2)(3)(8)(10)	Consumer Services	SOFR	6.00%	11.14%	11/3/2023	5/24/2027	323	213	232	0.11
Oak Purchaser, Inc.	#^	(2)(3)(10)	Business Services	SOFR	5.50%	10.87%	4/28/2022	4/28/2028	6,422	6,367	6,217	3.05
Oranje Holdco, Inc.	#^	(2)(3)(10)	Business Services	SOFR	7.50%	12.88%	2/1/2023	2/1/2029	8,052	7,852	8,123	3.99
Park County Holdings, LLC	^	(2)(3)(9)	Media: Advertising, Printing & Publishing	SOFR	7.11%	12.47%	11/29/2023	11/29/2029	12,000	11,756	11,754	5.77
Pestco Intermediate, LLC	^	(2)(3)(8)(10)	Environmental Industries	SOFR	6.50%	12.03%	2/6/2023	2/17/2028	5,518	5,313	5,450	2.68
PF Atlantic Holdco 2, LLC	#	(2)(3)(8)(10)	Leisure Products & Services	SOFR	5.50%	11.12%	11/12/2021	11/12/2027	5	5	4	0.00

CARLYLE SECURED LENDING III
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2023
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount		Amortized Cost (4)	Fair Value (5)	% of Net Assets
PF Atlantic Holdco 2, LLC	^	(2)(3)(8)(10)	Leisure Products & Services	SOFR	6.00%	11.37%	11/21/2023	11/12/2027		$319	$250	$290	0.14%
Project Castle, Inc.	^	(2)(3)	Capital Equipment	SOFR	5.50%	10.89%	6/24/2022	6/1/2029		988	900	871	0.43
Pushpay USA Inc.	#^	(2)(3)(8)(10)	Diversified Financial Services	SOFR	6.75%	12.28%	5/10/2023	5/10/2030		12,007	11,644	11,953	5.87
PXO Holdings I Corp.	#	(2)(3)(8)(10)	Chemicals, Plastics & Rubber	SOFR	5.50%	11.00%	3/8/2022	3/8/2028		5	5	5	0.00
QNNECT, LLC	^	(2)(3)(10)	Aerospace & Defense	SOFR	7.00%	12.38%	11/2/2022	11/2/2029		5,302	5,128	5,420	2.66
Quantic Electronics, LLC	#	(2)(3)(8)	Aerospace & Defense	SOFR	6.25%	11.70%	8/17/2021	3/1/2027		7	7	7	0.00
Radwell Parent, LLC	#^	(2)(3)(10)	Wholesale	SOFR	6.75%	12.10%	12/1/2022	4/1/2029		14,023	13,635	14,112	6.93
RSC Acquisition, Inc.	^	(2)(3)(8)	Diversified Financial Services	SOFR	5.50%	10.93%	5/31/2022	11/1/2029		10,228	10,159	10,162	4.99
SCP Eye Care HoldCo, LLC	#^	(2)(3)(8)(10)	Healthcare & Pharmaceuticals	SOFR	5.75%	11.21%	10/7/2022	10/7/2029		9,436	9,161	9,347	4.59
Smarsh Inc.	#	(2)(3)(10)	Software	SOFR	5.75%	11.10%	2/18/2022	2/18/2029		1	1	1	0.00
Spotless Brands, LLC	#^	(2)(3)(8)(10)	Consumer Services	SOFR	6.50%	12.03%	6/21/2022	7/25/2028		14,095	13,860	14,104	6.92
Summit Acquisition, Inc.	^	(2)(3)(10)	Diversified Financial Services	SOFR	6.75%	12.10%	5/4/2023	5/1/2030		4,455	4,288	4,482	2.20
TIBCO Software Inc.	#	(2)(3)	High Tech Industries	SOFR	4.50%	9.95%	9/30/2022	3/31/2029		2,481	2,287	2,419	1.19
Trader Corporation (Canada)	#^	(2)(3)(6)(10)	Automotive	CDOR	6.75%	12.19%	12/22/2022	12/22/2029	C$	11,990	8,604	9,156	4.49
Tufin Software North America, Inc.	^	(2)(3)(8)(10)	Software	SOFR	7.69%	13.20%	8/17/2022	8/17/2028		7,414	7,289	7,348	3.61
USALCO, LLC	#	(2)(3)(8)	Chemicals, Plastics & Rubber	SOFR	6.00%	11.61%	10/19/2021	10/19/2027		5	5	5	0.00
USR Parent Inc.	^	(2)(3)(9)	Retail	SOFR	7.60%	12.94%	4/22/2022	4/25/2027		3,778	3,751	3,740	1.84
Vensure Employee Services, Inc.	#	(2)(3)(10)	Business Services	SOFR	5.25%	10.63%	12/15/2023	3/26/2027		305	268	267	0.13
Wineshipping.com LLC	#	(2)(3)(8)(10)	Beverage & Food	SOFR	5.75%	11.29%	10/29/2021	10/29/2027		3	3	3	0.00
Yellowstone Buyer Acquisition, LLC	#	(2)(3)(8)	Consumer Goods: Durable	SOFR	5.75%	11.18%	9/13/2021	9/13/2027		2	2	2	0.00
First Lien Debt Total											$310,091	$314,802	154.54%
Second Lien Debt (0.0% of fair value)
11852604 Canada Inc. (Canada)	#	(2)(3)(6)(8)	Healthcare & Pharmaceuticals	SOFR	9.50% (100% PIK)	15.04%	9/30/2021	9/30/2028		$4	$4	$4	0.00%
AP Plastics Acquisition Holdings, LLC	#	(2)(3)(8)	Chemicals, Plastics & Rubber	SOFR	7.50%	12.96%	8/10/2021	8/10/2029		10	10	10	0.00
Second Lien Debt Total											$14	$14	0.00%

CARLYLE SECURED LENDING III
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2023
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
Equity Investments (0.5% of fair value)
Blackbird Holdco, Inc.	#	(7)	Capital Equipment	12/14/2021	0	$2	$2	0.00%
Buckeye Parent, LLC	#	(7)	Automotive	12/22/2021	0	0	0	0.00
GB Vino Parent, L.P.	#	(7)	Beverage & Food	10/29/2021	0	0	0	0.00
NearU Holdings LLC	#	(7)	Consumer Services	8/16/2022	5	494	228	0.11
NEFCO Holding Company LLC	#	(7)	Construction & Building	8/5/2022	0	152	152	0.07
Pascal Ultimate Holdings, L.P	#	(7)	Capital Equipment	7/21/2021	0	0	0	0.00
Picard Parent, Inc.	#	(7)	High Tech Industries	9/30/2022	1	724	797	0.39
Profile Holdings I, LP	#	(7)	Chemicals, Plastics & Rubber	3/8/2022	0	0	0	0.00
Summit K2 Midco, Inc.	#	(7)	Diversified Financial Services	4/27/2023	91	91	121	0.06
Talon MidCo 1 Limited	#	(7)	Software	8/17/2022	136	194	226	0.11
Equity Investments Total						$1,657	$1,526	0.74%
Total investments—non-controlled/non-affiliated						$311,762	$316,342	155.28%
Total investments						$311,762	$316,342	155.28%
# Denotes that all or a portion of the assets are owned by Carlyle Secured Lending III (together with its consolidated subsidiary, “we,” “us,” “our,” “CSL III,” or the “Company”). The Company has entered into a senior secured revolving credit facility (the “Subscription Facility”). The lenders of the Subscription Facility have a first lien security interest in substantially all of the portfolio investments held by the Company (see Note 5, Borrowings, to these consolidated financial statements). Accordingly, such assets are not available to creditors of the Company's wholly owned subsidiary, Carlyle Secured Lending III SPV, L.L.C. (the “SPV”).
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
** Par amount is denominated in USD (“$”) unless otherwise noted, as denominated in Euro (“€”), Canadian Dollar (“C$”), or British Pound (“£”).
(1)    Unless otherwise indicated, issuers of debt and equity investments held by the Company are domiciled in the United States. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of December 31, 2023, the Company does not “control” any of these portfolio companies. Under the Investment Company Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of December 31, 2023, the Company is not an “affiliated person” of any of these portfolio companies. Certain portfolio company investments are subject to contractual restrictions on sales.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either the Secured Overnight Financing Rate (“SOFR”) or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of December 31, 2023. As of December 31, 2023, the reference rates for variable rate loans were the 30-day SOFR at 5.35%, the 90-day SOFR at 5.33%, the 180-day SOFR at 5.16%, the daily SONIA at 5.19%, the 90-day EURIBOR at 3.91% and the 30-day CDOR at 5.45%.
(3)Loan includes interest rate floor feature, which generally ranges from 0.50% to 1.00%.
(4)Amortized cost represents original cost, including origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion/amortization of discounts/premiums, as applicable, on debt investments using the effective interest method.
(5)Fair value is determined in good faith by or under the direction of CSL III Advisor, LLC, the Company’s investment adviser, as the valuation designee pursuant to Rule 2a-5 under the Investment Company Act (see Note 2, Significant Accounting Policies, and Note 3, Fair Value Measurements, to these consolidated financial statements), pursuant to the Company’s valuation policy. The fair value of all first lien and second lien debt investments and equity investments was determined using significant unobservable inputs.
(6)The Company has determined the indicated investments are non-qualifying assets under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.
(7)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act, unless otherwise noted. As of December 31, 2023, the aggregate fair value of these securities is $1,526, or 0.74%, of the Company's net assets.

CARLYLE SECURED LENDING III
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2023
(dollar amounts in thousands)

(8)Loans include a credit spread adjustment that ranges from 0.10% to 0.43%.
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
(10)As of December 31, 2023, the Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans:

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount	Fair Value
First and Second Lien Debt—unfunded delayed draw and revolving term loans commitments
ADPD Holdings, LLC	Delayed Draw	1.00%	$6,354	$(598)
ADPD Holdings, LLC	Revolver	0.50	828	(78)
Allied Benefit Systems Intermediate LLC	Delayed Draw	1.00	948	(14)
Alpine Acquisition Corp II	Revolver	0.50	689	(30)
Apex Companies Holdings, LLC	Delayed Draw	1.00	2,305	5
Ascend Buyer, LLC	Revolver	0.50	0	(0)
Associations, Inc.	Delayed Draw	1.00	48	(0)
Associations, Inc.	Revolver	0.50	0	(0)
Atlas AU Bidco Pty Ltd (Australia)	Revolver	0.50	67	1
Avalara, Inc.	Revolver	0.50	1,350	20
BlueCat Networks, Inc. (Canada)	Delayed Draw	1.00	3,699	(79)
Bradyifs Holdings, LLC	Delayed Draw	1.00	376	(8)
Bradyifs Holdings, LLC	Revolver	0.50	383	(8)
CD&R Madison Parent Ltd (United Kingdom)	Delayed Draw	0.50	£429	5
Celerion Buyer, Inc.	Delayed Draw	2.00	499	5
Celerion Buyer, Inc.	Revolver	0.50	249	2
CoreWeave Compute Acquisition Co. II, LLC	Delayed Draw	1.00	489	(9)
Coupa Holdings, LLC	Delayed Draw	1.00	193	4
Coupa Holdings, LLC	Revolver	0.50	148	3
CPI Intermediate Holdings, Inc.	Delayed Draw	1.00	2,783	(24)
CST Holding Company	Revolver	0.50	423	4
Denali Midco 2, LLC	Delayed Draw	1.00	2,300	—
Dwyer Instruments, Inc.	Revolver	0.50	847	—
Eliassen Group, LLC	Delayed Draw	1.00	3,015	(37)
Ellkay, LLC	Revolver	0.50	1	(0)
Excel Fitness Holdings, Inc.	Delayed Draw	1.00	875	(3)
Excel Fitness Holdings, Inc.	Revolver	0.50	594	(8)
Excelitas Technologies Corp.	Delayed Draw	1.00	389	(6)
Excelitas Technologies Corp.	Revolver	0.50	429	(6)
FPG Intermediate Holdco, LLC	Delayed Draw	1.00	12,317	(108)
Hercules Borrower LLC	Delayed Draw	1.00	1	0

CARLYLE SECURED LENDING III
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2023
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount		Fair Value
Hoosier Intermediate, LLC	Revolver	0.50%		$1	$0
HS Spa Holdings Inc.	Revolver	0.50		114	0
IQN Holding Corp.	Delayed Draw	1.00		1,688	6
IQN Holding Corp.	Revolver	0.50		489	2
Kaseya, Inc.	Delayed Draw	1.00		4,211	1
Kaseya, Inc.	Revolver	0.50		385	—
LVF Holdings, Inc.	Revolver	0.38		2	(0)
Medical Manufacturing Technologies, LLC	Revolver	0.50		0	—
NEFCO Holding Company LLC	Delayed Draw	1.00		2,401	6
NEFCO Holding Company LLC	Revolver	0.50		538	1
North Haven Fairway Buyer, LLC	Revolver	0.50		923	9
North Haven Stallone Buyer, LLC	Delayed Draw	1.00		4,781	(86)
Oak Purchaser, Inc.	Delayed Draw	0.50		303	(8)
Oak Purchaser, Inc.	Revolver	0.50		584	(16)
Oranje Holdco, Inc.	Revolver	0.50		1,007	8
Pestco Intermediate, LLC	Delayed Draw	2.00		2,081	(18)
Pestco Intermediate, LLC	Revolver	0.50		357	(3)
PF Atlantic Holdco 2, LLC	Delayed Draw	1.00		3,193	((27))
PF Atlantic Holdco 2, LLC	Revolver	0.50		0	(0)
Pushpay USA Inc.	Revolver	0.50		926	(4)
PXO Holdings I Corp.	Delayed Draw	1.00		0	(0)
PXO Holdings I Corp.	Revolver	0.50		0	(0)
QNNECT, LLC	Delayed Draw	1.00		1,325	24
Radwell Parent, LLC	Revolver	0.38		837	5
SCP Eye Care HoldCo, LLC	Delayed Draw	1.00		849	(7)
SCP Eye Care HoldCo, LLC	Revolver	0.50		358	(3)
Smarsh Inc.	Delayed Draw	1.00		0	(0)
Smarsh Inc.	Revolver	0.50		0	(0)
Spotless Brands, LLC	Revolver	0.50		358	0
Summit Acquisition, Inc.	Delayed Draw	0.50		1,031	5
Summit Acquisition, Inc.	Revolver	0.50		515	2
Trader Corporation (Canada)	Revolver	1.00	C$	906	13
Tufin Software North America, Inc.	Delayed Draw	—		35	(0)
Tufin Software North America, Inc.	Revolver	0.50		357	(3)
Vensure Employe Services, Inc.	Delayed Draw	1.00		2,195	(33)

CARLYLE SECURED LENDING III
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2023
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount	Fair Value
Wineshipping.com LLC	Revolver	0.50%	$0	$(0)
Total unfunded commitments			$75,674	$(1,093)
As of December 31, 2023, investments at amortized cost and fair value consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value
First Lien Debt	$310,091	$314,802	99.5%
Second Lien Debt	14	14	0.0
Equity Investments	1,657	1,526	0.5
Total	$311,762	$316,342	100.0%
The rate type of debt investments at amortized cost and fair value as of December 31, 2023 was as follows:

Rate Type	Amortized Cost	Fair Value	% of Fair Value of First and Second Lien Debt
Floating Rate	$310,105	$314,816	100.0%
Fixed Rate	—	—	—
Total	$310,105	$314,816	100.0%

CARLYLE SECURED LENDING III
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2023
(dollar amounts in thousands)

The industry composition of investments at amortized cost and fair value as of December 31, 2023 was as follows:

Industry	Amortized Cost	Fair Value	% of Fair Value
Aerospace & Defense	$5,156	$5,444	1.7%
Automotive	8,609	9,159	2.9
Beverage & Food	22	22	0.0
Business Services	30,726	31,353	9.9
Capital Equipment	20,967	21,253	6.7
Chemicals, Plastics & Rubber	20	20	0.0
Construction & Building	14,524	14,753	4.7
Consumer Goods: Durable	4,941	5,127	1.6
Consumer Goods: Non-Durable	7,062	7,244	2.3
Consumer Services	44,515	44,110	13.9
Containers, Packaging & Glass	14,374	14,380	4.5
Diversified Financial Services	39,368	40,441	12.8
Environmental Industries	15,040	15,491	4.9
Healthcare & Pharmaceuticals	17,306	17,614	5.6
High Tech Industries	13,304	13,571	4.3
Leisure Products & Services	5,967	6,072	1.9
Media: Advertising, Printing & Publishing	11,756	11,754	3.7
Retail	3,751	3,740	1.2
Software	9,587	9,785	3.1
Sovereign & Public Finance	5,938	5,923	1.9
Telecommunications	11,313	11,408	3.6
Transportation: Cargo	9,345	9,033	2.9
Wholesale	18,171	18,645	5.9
Total	$311,762	$316,342	100.0%
The geographical composition of investments at amortized cost and fair value as of December 31, 2023 was as follows:

Geography	Amortized Cost	Fair Value	% of Fair Value
Australia	$2,919	$2,948	0.9%
Canada	15,852	16,341	5.2
United Kingdom	4,269	4,717	1.5
United States	288,722	292,336	92.4
Total	$311,762	$316,342	100.0%
The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE SECURED LENDING III
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2022
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)	% of Net Assets
First Lien Debt (98.5% of fair value)
ADPD Holdings, LLC	#^	(2)(3)(9)(10)	Consumer Services	SOFR	6.00%	10.37%	8/16/2022	8/15/2028	$7,108	$6,833	$6,750	6.15%
Alpine Acquisition Corp II	^	(2)(3)(9)(10)	Transportation: Cargo	SOFR	5.50%	9.76%	4/19/2022	11/30/2026	8,534	8,356	8,154	7.44
Ascend Buyer, LLC	#^	(2)(3)(9)(10)	Containers, Packaging & Glass	SOFR	6.25%	10.67%	9/30/2021	9/30/2028	14,898	14,463	14,636	13.35
Associations, Inc.	#	(2)(3)(10)	Construction & Building	SOFR	4.00%, 2.50% PIK	11.04%	7/2/2021	7/2/2027	443	391	271	0.24
Atlas AU Bidco Pty Ltd (Australia)	#	(2)(3)(6)(10)	High Tech Industries	SOFR	7.25%	11.48%	12/15/2022	12/12/2029	723	699	699	0.64
Avalara, Inc.	^	(2)(3)(10)	Diversified Financial Services	SOFR	7.25%	11.83%	10/19/2022	10/19/2028	13,500	13,138	13,051	11.90
BlueCat Networks, Inc. (Canada)	#	(2)(3)(6)(10)	High Tech Industries	SOFR	4.00%, 2.00% PIK	10.46%	8/8/2022	8/8/2028	6,413	6,205	6,106	5.57
Bradyifs Holdings, LLC	#	(2)(3)(9)	Wholesale	SOFR	6.25%	10.83%	1/6/2022	11/22/2025	5	5	5	0.00
Bradyifs Holdings, LLC	^	(2)(3)(9)	Wholesale	SOFR	6.75%	11.41%	12/21/2022	11/22/2025	2,880	2,822	2,822	2.57
Celerion Buyer, Inc.	^	(2)(3)(10)	Healthcare & Pharmaceuticals	SOFR	6.50%	10.64%	11/3/2022	11/3/2029	3,152	3,056	3,054	2.79
CPI Intermediate Holdings, Inc.	^	(2)(3)(10)	Telecommunications	SOFR	5.50%	9.68%	10/6/2022	10/6/2029	11,617	11,371	11,328	10.33
CST Holding Company	^	(2)(3)(9)(10)	Consumer Goods: Non-Durable	SOFR	6.75%	10.97%	11/1/2022	11/1/2028	5,031	4,871	4,868	4.44
DCA Investment Holding LLC	#	(2)(3)(10)	Healthcare & Pharmaceuticals	SOFR	6.41%	10.46%	2/25/2022	4/3/2028	2	2	2	0.00
Denali Midco 2, LLC	#^	(2)(3)(9)(10)	Consumer Services	SOFR	6.50%	10.92%	9/15/2022	12/22/2027	3,994	3,709	3,613	3.29
Dwyer Instruments, Inc.	#^	(2)(3)(10)	Capital Equipment	LIBOR	6.00%	10.74%	7/21/2021	7/21/2027	8,090	7,833	7,863	7.17
Eliassen Group, LLC	#^	(2)(3)(10)	Business Services	SOFR	5.50%	10.07%	4/14/2022	4/14/2028	8,085	7,926	7,947	7.25
Ellkay, LLC	#	(2)(3)(10)	Healthcare & Pharmaceuticals	LIBOR	6.25%	11.00%	9/14/2021	9/14/2027	3	3	3	0.00
Excel Fitness Holdings, Inc.	^	(2)(3)(9)(10)	Leisure Products & Services	SOFR	5.25%	10.25%	4/29/2022	4/29/2029	4,447	4,360	4,229	3.86
Excelitas Technologies Corp.	#	(2)(3)(9)(10)	Capital Equipment	SOFR	5.75%	10.12%	8/12/2022	8/12/2029	3,414	3,296	3,186	2.90
Excelitas Technologies Corp.	#	(2)	Capital Equipment	EURIBOR	5.75%	7.55%	8/12/2022	8/12/2029	€1,190	1,198	1,229	1.11
FPG Intermediate Holdco, LLC	#	(2)(3)(9)(10)	Consumer Services	SOFR	6.50%	10.92%	8/5/2022	3/5/2027	43	(183)	(498)	(0.45)
Guidehouse LLP	#	(2)(3)	Sovereign & Public Finance	LIBOR	6.25%	10.63%	9/30/2022	10/16/2028	79	78	78	0.07
Hercules Borrower LLC	#	(2)(3)(10)	Environmental Industries	LIBOR	5.50%	9.75%	9/10/2021	12/14/2026	1	1	1	0.00
Hoosier Intermediate, LLC	#	(2)(3)(10)	Healthcare & Pharmaceuticals	LIBOR	5.50%	10.11%	11/15/2021	11/15/2028	4	4	4	0.00
HS Spa Holdings Inc.	^	(2)(3)(10)	Consumer Services	SOFR	5.75%	10.45%	6/2/2022	6/2/2029	860	842	834	0.76
IQN Holding Corp.	^	(2)(3)(10)	Business Services	SOFR	5.25%	9.64%	5/2/2022	5/2/2029	2,424	2,370	2,332	2.13
Jeg's Automotive, LLC	#	(2)(3)(10)	Automotive	LIBOR	6.00%	10.75%	12/22/2021	12/22/2027	4	4	4	0.00

CARLYLE SECURED LENDING III
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2022
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount		Amortized Cost (4)	Fair Value (5)	% of Net Assets
Kaseya, Inc.	#	(2)(3)(10)	High Tech Industries	SOFR	5.75%	10.33%	6/23/2022	6/23/2029		$994	$882	$819	0.75%
LinQuest Corporation	#	(2)(3)(10)	Aerospace & Defense	LIBOR	5.75%	9.10%	7/28/2021	7/28/2028		—	—	—	—
LVF Holdings, Inc.	#	(2)(3)(10)	Beverage & Food	LIBOR	6.25%	10.98%	6/10/2021	6/10/2027		21	20	19	0.02
Material Holdings, LLC	#	(2)(3)(10)	Business Services	SOFR	6.00%	10.67%	8/19/2021	8/19/2027		4	4	4	0.00
Maverick Acquisition, Inc.	#	(2)(3)	Aerospace & Defense	LIBOR	6.25%	10.98%	6/1/2021	6/1/2027		22	21	18	0.01
Medical Manufacturing Technologies, LLC	#	(2)(3)(9)(10)	Healthcare & Pharmaceuticals	SOFR	5.50%	10.18%	12/23/2021	12/23/2027		4	4	4	0.00
NEFCO Holding Company LLC	#^	(2)(3)(9)(10)	Construction & Building	SOFR	6.50%	10.95%	8/5/2022	8/5/2028		3,611	3,467	3,462	3.16
North Haven Fairway Buyer, LLC	#^	(2)(3)(10)	Consumer Services	SOFR	6.50%	11.08%	5/17/2022	5/17/2028		15,132	14,840	14,844	13.53
North Haven Stallone Buyer, LLC	#	(2)(3)(10)	Consumer Services	SOFR	5.75%	10.34%	10/11/2022	5/24/2027		—	(4)	(4)	0.00
Oak Purchaser, Inc.	#^	(2)(3)(10)	Business Services	SOFR	5.50%	9.48%	4/28/2022	4/28/2028		3,763	3,697	3,592	3.27
PF Atlantic Holdco 2, LLC	#	(2)(3)(10)	Leisure Products & Services	LIBOR	5.50%	10.25%	11/12/2021	11/12/2027		4	4	4	0.00
Project Castle, Inc.	^	(2)(3)	Capital Equipment	SOFR	5.50%	10.08%	6/24/2022	6/1/2029		997	898	802	0.73
PXO Holdings I Corp.	#	(2)(3)(9)(10)	Chemicals, Plastics & Rubber	SOFR	5.50%	9.05%	3/8/2022	3/8/2028		4	4	4	0.00
QNNECT, LLC	^	(2)(3)(10)	Aerospace & Defense	SOFR	7.00%	11.11%	11/2/2022	11/2/2029		5,281	5,085	5,081	4.63
Quantic Electronics, LLC	#	(2)(3)(10)	Aerospace & Defense	LIBOR	6.25%	10.95%	8/17/2021	3/1/2027		7	7	7	0.01
Radwell Parent, LLC	#^	(2)(3)(9)(10)	Wholesale	SOFR	6.75%	11.33%	12/1/2022	4/1/2029		13,953	13,508	13,503	12.31
RSC Acquisition, Inc.	#	(2)(3)(9)(10)	Diversified Financial Services	SOFR	5.50%	9.83%	5/31/2022	11/1/2026		3,018	2,928	2,551	2.33
SCP Eye Care HoldCo, LLC	#^	(2)(3)(9)(10)	Healthcare & Pharmaceuticals	SOFR	5.75%	9.47%	10/7/2022	10/7/2029		7,337	7,024	7,075	6.45
Smarsh Inc.	#	(2)(3)(10)	Software	SOFR	6.50%	11.29%	2/18/2022	2/18/2029		1	1	1	0.00
Spotless Brands, LLC	#^	(2)(3)(9)(10)	Consumer Services	SOFR	6.50%	10.80%	6/21/2022	7/25/2028		14,119	13,846	13,680	12.47
TIBCO Software Inc.	#	(2)(3)	High Tech Industries	SOFR	4.50%	9.18%	9/30/2022	3/31/2029		2,500	2,278	2,228	2.03
The Carlstar Group LLC	#^	(2)(3)(9)(10)	Automotive	SOFR	6.50%	10.92%	7/8/2022	7/8/2027		7,223	7,045	7,105	6.48
Trader Corporation (Canada)	#^	(2)(3)(6)(10)	Automotive	CDOR	6.75%	11.61%	12/22/2022	12/22/2029	C$	12,081	8,643	8,683	7.92
Trafigura Trading LLC	#	(2)(3)(8)(9)(10)	Metals & Mining	SOFR	8.35%	12.89%	7/26/2021	1/13/2023		3	2	3	0.00
Tufin Software North America, Inc.	^	(2)(3)(9)(10)	Software	SOFR	7.69%	12.01%	8/17/2022	8/17/2028		7,211	7,067	6,977	6.36
USALCO, LLC	#	(2)(3)	Chemicals, Plastics & Rubber	LIBOR	6.00%	10.73%	10/19/2021	10/19/2027		5	5	5	0.00
USR Parent Inc.	^	(2)(3)	Retail	SOFR	7.60%	11.72%	4/22/2022	4/25/2027		4,222	4,185	4,025	3.67

CARLYLE SECURED LENDING III
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2022
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)	% of Net Assets
Wineshipping.com LLC	#	(2)(3)(10)	Beverage & Food	LIBOR	5.75%	10.15%	10/29/2021	10/29/2027	$4	$4	$3	0.00%
Yellowstone Buyer Acquisition, LLC	#	(2)(3)	Consumer Goods: Durable	LIBOR	5.75%	10.07%	9/13/2021	9/13/2027	2	2	2	0.00
First Lien Debt Total										$199,120	$197,068	179.64%

Second Lien Debt (0.0% of fair value)
11852604 Canada Inc. (Canada)	#	(2)(3)(6)	Healthcare & Pharmaceuticals	LIBOR	9.50% (100% PIK)	13.70%	9/30/2021	9/30/2028	$4	$4	$4	0.00%
AP Plastics Acquisition Holdings, LLC	#	(2)(3)	Chemicals, Plastics & Rubber	LIBOR	7.50%	11.85%	8/10/2021	8/10/2029	10	10	9	0.01
Blackbird Purchaser, Inc.	#	(2)(3)(10)	Capital Equipment	LIBOR	7.50%	11.88%	12/14/2021	4/8/2027	2	2	2	0.00
Second Lien Debt Total										$16	$15	0.01%

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
Equity Investments (1.5% of fair value)
Blackbird Holdco, Inc.	#	(7)	Capital Equipment	12/14/2021	0	$2	$2	0.00%
Buckeye Parent, LLC	#	(7)	Automotive	12/22/2021	0	0	0	0.00
GB Vino Parent, L.P.	#	(7)	Beverage & Food	10/29/2021	0	0	0	0.00
NearU Holdings LLC	#	(7)	Consumer Services	8/16/2022	5	494	494	0.45
NEFCO Holding Company LLC	#	(7)	Construction & Building	8/5/2022	0	157	157	0.14
Pascal Ultimate Holdings, L.P	#	(7)	Capital Equipment	7/21/2021	0	0	0	0.00
Picard Parent, Inc.	#	(7)	High Tech Industries	9/30/2022	3	2,132	2,130	1.94
Profile Holdings I, LP	#	(7)	Chemicals, Plastics & Rubber	3/8/2022	0	0	0	0.00
Talon MidCo 1 Limited	#	(7)	Software	8/17/2022	19,417	194	215	0.20
Equity Investments Total						$2,979	$2,998	2.73%
Total investments—non-controlled/non-affiliated						$202,115	$200,081	182.38%
Total investments						$202,115	$200,081	182.38%
# Denotes that all or a portion of the assets are owned by Carlyle Secured Lending III (together with its consolidated subsidiary, “we,” “us,” “our,” “CSL III,” or the “Company”). The Company has entered into a senior secured revolving credit facility (the “Subscription Facility”). The lenders of the Subscription Facility have a first lien security interest in substantially all of the portfolio investments held by the Company (see Note 5, Borrowings, to these consolidated financial statements). Accordingly, such assets are not available to creditors of the Company's wholly owned subsidiary, Carlyle Secured Lending III SPV, L.L.C. (the “SPV”).
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

CARLYLE SECURED LENDING III
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2022
(dollar amounts in thousands)
(1)Unless otherwise indicated, issuers of debt and equity investments held by Carlyle Secured Lending III (“the Company”) are domiciled in the United States. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of December 31, 2022, the Company does not “control” any of these portfolio companies. Under the Investment Company Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of December 31, 2022, the Company is not an “affiliated person” of any of these portfolio companies. Certain portfolio company investments are subject to contractual restrictions on sales.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of December 31, 2022. As of December 31, 2022, the reference rates for variable rate loans were the 30-day LIBOR at 4.39%, the 90-day LIBOR at 4.77%, the 180-day LIBOR at 5.14%, the 30-day SOFR at 4.36%, and the 90-day SOFR at 4.59%.
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
(7)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act, unless otherwise noted. As of December 31, 2022, the aggregate fair value of these securities is $2,998, or 2.73%, of the Company's net assets.
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

CARLYLE SECURED LENDING III
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2022
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount	Fair Value
Eliassen Group, LLC	Delayed Draw	1.00%	$3,741	$(43)
Ellkay, LLC	Revolver	0.50	0	(0)
Excel Fitness Holdings, Inc.	Revolver	0.50	292	(13)
Excelitas Technologies Corp.	Delayed Draw	0.50	2,334	(86)
Excelitas Technologies Corp.	Revolver	0.50	480	(18)
FPG Intermediate Holdco, LLC	Delayed Draw	1.00	12,317	(539)
Hercules Borrower LLC	Delayed Draw	1.00	1	(0)
Hoosier Intermediate, LLC	Revolver	0.50	1	(0)
HS Spa Holdings Inc.	Revolver	0.50	124	(3)
IQN Holding Corp.	Delayed Draw	1.00	2,976	(46)
IQN Holding Corp.	Revolver	0.50	489	(8)
Jeg's Automotive, LLC	Delayed Draw	1.00	1	(0)
Kaseya, Inc.	Delayed Draw	0.50	4,485	(131)
Kaseya, Inc.	Revolver	0.50	514	(15)
LinQuest Corporation	Delayed Draw	1.00	10,000	—
LVF Holdings, Inc.	Delayed Draw	1.00	2	(0)
LVF Holdings, Inc.	Revolver	0.50	0	0
Material Holdings, LLC	Delayed Draw	—	4	(0)
Medical Manufacturing Technologies, LLC	Delayed Draw	1.00	0	(0)
Medical Manufacturing Technologies, LLC	Revolver	0.50	0	(0)
NEFCO Holding Company LLC	Delayed Draw	1.00	3,029	(59)
NEFCO Holding Company LLC	Revolver	0.50	1,018	(20)
North Haven Fairway Buyer, LLC	Revolver	0.50	923	(17)
North Haven Stallone Buyer, LLC	Delayed Draw	1.00	200	(4)
Oak Purchaser, Inc.	Delayed Draw	0.50	2,963	(69)
Oak Purchaser, Inc.	Revolver	0.50	584	(14)
PF Atlantic Holdco 2, LLC	Delayed Draw	1.00	1	(0)
PF Atlantic Holdco 2, LLC	Revolver	0.50	0	(0)
PXO Holdings I Corp.	Delayed Draw	1.00	0	(0)
PXO Holdings I Corp.	Revolver	0.50	0	(0)
QNNECT, LLC	Delayed Draw	1.00	1,386	(42)
Quantic Electronics, LLC	Delayed Draw	1.00	3	(0)
Radwell Parent, LLC	Revolver	0.38	1,047	(31)
RSC Acquisition, Inc.	Delayed Draw	1.00	7,293	(331)
SCP Eye Care HoldCo, LLC	Delayed Draw	1.00	2,352	(57)
SCP Eye Care HoldCo, LLC	Revolver	0.50	1,035	(25)
Smarsh Inc.	Delayed Draw	1.00	—	—

CARLYLE SECURED LENDING III
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
As of December 31, 2022
(dollar amounts in thousands)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount		Fair Value
Smarsh Inc.	Revolver	0.50%		$0	$(0)
Spotless Brands, LLC	Revolver	0.50		457	(14)
The Carlstar Group LLC	Revolver	0.50		1,829	(24)
Trader Corporation (Canada)	Revolver	0.50	C$	906	(31)
Trafigura Trading LLC	Revolver	0.50		0	(0)
Tufin Software North America, Inc.	Delayed Draw	—		31	(1)
Tufin Software North America, Inc.	Revolver	0.50		357	(11)
Wineshipping.com LLC	Delayed Draw	1.00		0	(0)
Wineshipping.com LLC	Revolver	0.50		0	(0)
				$100,069	$(2,646)
As of December 31, 2022, investments at amortized cost and fair value consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value
First Lien Debt	$199,120	$197,068	98.5%
Second Lien Debt	16	15	0.0
Equity Investments	2,979	2,998	1.5
Total	$202,115	$200,081	100.0%
The rate type of debt investments at amortized cost and fair value as of December 31, 2022 was as follows:

Rate Type	Amortized Cost	Fair Value	% of Fair Value of First and Second Lien Debt
Floating Rate	$199,136	$197,083	100.0%
Fixed Rate	—	—	—
Total	$199,136	$197,083	100.0%

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
As of December 31, 2023
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
The Company’s investment objective is to generate current income and, to a lesser extent, capital appreciation primarily through assembling a portfolio of secured debt investments with favorable risk-adjusted returns. The Company’s investment strategy seeks to extract enhanced yield from a directly originated, and defensively constructed, portfolio of credit investments. The strategy’s core focus is U.S. middle market cash flow finance, principally in companies supported by financial sponsors. This core strategy is opportunistically supplemented with differentiated and complementary lending and investing strategies, which take advantage of the broad capabilities of Carlyle’s Global Credit platform while offering risk diversifying portfolio benefits. In describing the Company’s business, the Company uses the term “middle market” to refer generally to companies with approximately $25 million to $100 million of earnings before interest, taxes, depreciation and amortization (“EBITDA”). The Company seeks to achieve its investment objective primarily through a portfolio weighted towards first lien loans or unitranche loans (including last out portions of such loans), while a minority of our portfolio may also include, but not be limited to, assets such as second lien loans, unsecured debt, subordinated debt and select investments in preferred and common equities and structured products with loans that typically have a contractual maturity of six to seven years and typically do not preclude early repayment.
The Company invests primarily in loans to middle market companies whose debt has been rated below investment grade or would likely be rated below investment grade if it was rated. These securities, which are often referred to as “junk,” have predominately speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal.
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
2. SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The Company is an investment company for the purposes of accounting and financial reporting in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies (“ASC 946”). The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, the SPV. All significant intercompany balances and transactions have been eliminated. U.S. GAAP for an investment company requires investments to be recorded at fair value. The carrying value for all other assets and liabilities approximates their fair value.
The annual financial statements have been prepared in accordance with U.S. GAAP for annual financial information and pursuant to the requirements for reporting on Form 10-K and Article 6 of Regulation S-X. In the opinion of management, all adjustments considered necessary for the fair presentation of consolidated financial statements for the year and period presented have been included. These adjustments are of a normal, recurring nature.
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
Investments
Investment transactions are recorded on the trade date. Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment at the time of exit using the specific identification method without regard to unrealized appreciation or depreciation previously recognized, and includes investments charged off during the period, net of recoveries. Net change in unrealized appreciation or depreciation on investments as presented in the accompanying Consolidated Statements of Operations reflects the net change in the fair value of investments, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized. See Note 3, Fair Value Measurements, to these consolidated financial statements for further information about fair value measurements.
Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash consist of demand deposits and highly liquid investments (e.g., money market funds, U.S. treasury notes) with original maturities of three months or less. Cash equivalents are carried at amortized cost, which approximates fair value. The Company’s cash, cash equivalents and restricted cash are held with two large financial institutions and cash held in such financial institutions may, at times, exceed the Federal Deposit Insurance Corporation insured limit. As of December 31, 2023 and 2022, the Company held restricted cash balances of $5,120 and $726, respectively, which represent amounts that are collected and held by trustees appointed by the Company for payment of interest expense and principal on the outstanding borrowings, or reinvestment into new assets. The amounts are held by the trustees as custodians of the assets securing certain of the Company’s financing transactions. As of December 31, 2023, approximately $254 of the restricted cash balances were denominated in a foreign currency. There was no restricted cash balances denominated in a foreign currency as of December 31, 2022.
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
The Company may have loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK income represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. As of December 31, 2023 and 2022, the fair value of the loans in the portfolio with PIK provisions was $31,407 and $6,381, respectively, which represents approximately 9.9% and 3.2% respectively, of total investments at fair value. For the years ended December 31, 2023 and 2022, and for the period from May 28, 2021 (Commencement) through December 31, 2021, the Company earned $481, $101, and $0 in PIK income, respectively. In 2022, the Company began presenting PIK income as a separate financial statement line item in the accompanying Consolidated Statements of Operations, which had previously been included in interest income. Prior periods have been conformed to the current presentation.
Other Income
Other income may include income such as consent, waiver, amendment, unused, underwriting and prepayment fees associated with the Company’s investment activities as well as any fees for managerial assistance services rendered by the Company to the portfolio companies. Such fees are recognized as income when earned or the services are rendered. The Company may receive fees for guaranteeing the outstanding debt of a portfolio company. Such fees are amortized into other income over the life of the guarantee. The unamortized amount, if any, is included in prepaid expenses and other assets in the accompanying Consolidated Statements of Assets and Liabilities. For the years ended December 31, 2023 and 2022, and for the period from May 28, 2021 (Commencement) through December 31, 2021, the Company earned $1,603, $686, and $44, respectively, in other income, primarily from prepayment, commitment and amendment fees.
Non-Accrual Income
Loans are generally placed on non-accrual status when principal or interest payments are past due or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest are current or there is no longer any reasonable doubt that such principal or interest will be collected in full and, in management’s judgment, are likely to remain current. Management may determine not to place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of December 31, 2023 and 2022, there were no first or second lien debt investments on non-accrual status.
Organizational Expenses and Offering Costs
The Company bears, among other expenses and costs, organizational expenses and offering costs relating to the offering of the common shares of beneficial interest of the Company incurred on or prior to the final closing date (collectively, the “Organizational and Offering Costs”) up to a maximum aggregate amount of 0.15% of the Company’s total capital commitments. The Company’s final closing date was extended on February 21, 2023 by the Board of Trustees to permit the Company to accept shares up to and on August 24, 2023 ( the “Final Closing Date”). In order to more fairly allocate the organizational expenses in connection with the Company’s formation among all shareholders, investors subscribing after the initial capital drawdown from investors in the Company’s private offering (the “Initial Drawdown” and the date on which the Initial Drawdown occurs, the “Initial Drawdown Date”) are required to bear a pro rata portion of such expenses at the time of their first investment in the Company. To the extent the Company’s total capital commitments later increased from the Initial Drawdown Date, the Investment Adviser or its affiliates will be reimbursed by the Company for past payments of excess Organizational and Offering Costs made on the Company’s behalf up to 0.15% of total capital commitments, subject to

Reimbursement Agreement (as defined below); provided, further, that the Investment Adviser or its affiliates may not be reimbursed for payment of excess Organizational and Offering Costs that were incurred more than three years prior to the proposed reimbursement.
The Company’s offering costs will be amortized over the twelve months beginning on the closing date for all closings occurring after the Initial Closing Date. As of December 31, 2023 and 2022, the Investment Advisor has incurred $2,196 and $2,199, respectively, of Organizational and Offering Costs, of which $467 and $417, respectively, would be reimbursable by the Company subject to the Reimbursement Agreement (as defined below) and are included in accrued organizational expenses and deferred offering costs payable in the accompanying Consolidated Statements of Assets and Liabilities. For the year ended December 31, 2023, organizational expense and offering cost expense amounted to $17 and $95, respectively. For the year ended December 31, 2022, organizational expense and offering cost expense amounted to $68 and $108, respectively. For the period from May 28, 2021 (Commencement) through December 31, 2021, organizational expense and offering cost expense amounted to $89 and $80, respectively.
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
In addition, based on the excise distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner an amount at least equal to the sum of (1) 98% of its ordinary income for each calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in the preceding year. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed. The Company intends to make sufficient distributions each taxable year to satisfy the excise distribution requirements as reasonable. For the years ended December 31, 2023 and 2022, the Company incurred $189 and $34 in excise tax, respectively. The Company did not incur any excise tax for the period from May 28, 2021 (Commencement) through December 31, 2021.
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
Earnings Per Common Share
The Company computes earnings per common share in accordance with ASC 260, Earnings Per Share (“ASC 260”). Basic earnings per common share is calculated by dividing the net increase (decrease) in net assets resulting from operations attributable to common shares by the weighted average number of shares of common shares outstanding. Diluted earnings per common share reflects the assumed conversion of all dilutive securities.
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
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280), which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments are effective for fiscal years beginning after December 15, 2023 and interim period within fiscal years beginning after December 15, 2024. The Company does not expect this guidance to impact its consolidated financial statements.
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
In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the consolidated financial statements as of December 31, 2023, 2022 and 2021.
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
Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur. For the years ended December 31, 2023 and 2022, there were no transfers between levels.
The following tables summarize the Company’s investments measured at fair value on a recurring basis by the above fair value hierarchy levels as of December 31, 2023 and 2022:

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
First Lien Debt	$—	$—	$314,802	$314,802
Second Lien Debt	—	—	14	14
Equity Investments	—	—	1,526	1,526
Total	$—	$—	$316,342	$316,342

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
First Lien Debt	$—	$—	$197,068	$197,068
Second Lien Debt	—	—	15	15
Equity Investments	—	—	2,998	2,998
Total	$—	$—	$200,081	$200,081

The changes in the Company’s investments at fair value for which the Company has used Level 3 inputs to determine fair value and net change in unrealized appreciation (depreciation) included in earnings for Level 3 investments still held are as follows:

	Financial Assets
	For the year ended December 31, 2023
	First Lien Debt	Second Lien Debt	Equity Investments	Total
Balance, beginning of year	$197,068	$15	$2,998	$200,081
Purchases	126,646	—	178	126,824
Sales	25	—	(1,160)	(1,135)
Paydowns	(17,042)	(2)	(384)	(17,428)
Accretion of discount	1,331	1	44	1,376
Net realized gains (losses)	10	—	—	10
Net change in unrealized appreciation (depreciation)	6,764	—	(150)	6,614
Balance, end of year	$314,802	$14	$1,526	$316,342
Net change in unrealized appreciation (depreciation) relating to Level 3 investments still held at the reporting date included within the Consolidated Statements of Operations	$6,824	$1	$(150)	$6,675

	Financial Assets
	For the year ended December 31, 2022
	First Lien Debt	Second Lien Debt	Equity Investments	Total
Balance, beginning of year	$99	$15	$2	$116
Purchases	202,804	0	2,976	205,780
Paydowns	(4,117)	—	—	(4,117)
Accretion of discount	335	0	1	336
Net change in unrealized appreciation (depreciation)	(2,053)	(0)	19	(2,034)
Balance, end of year	$197,068	$15	$2,998	$200,081
Net change in unrealized appreciation (depreciation) relating to Level 3 investments still held at the reporting date included within the Consolidated Statements of Operations	$(2,053)	$(0)	$19	$(2,034)
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
The following tables summarize the quantitative information related to the significant unobservable inputs for Level 3 instruments which are carried at fair value as of December 31, 2023 and 2022:

	Fair Value as of December 31, 2023	Valuation Techniques	Significant Unobservable Inputs	Range
				Low	High	Weighted Average
Investments in First Lien Debt	$287,321	Discounted Cash Flow	Discount Rate	8.79%	18.80%	10.76%
	27,481	Consensus Pricing	Indicative Quotes	88.25%	98.50%	97.64%
Total First Lien Debt	314,802
Investments in Second Lien Debt	14	Discounted Cash Flow	Discount Rate	12.22%	17.29%	13.77%
Total Second Lien Debt	14
Investments in Equity	799	Income Approach	Discount Rate	13.54%	14.47%	13.54%
	727	Market Approach	Comparable Multiple	6.25x	18.00x	12.62x
Total Equity Investments	1,526
Total Level 3 Investments	$316,342

	Fair Value as of December 31, 2022	Valuation Techniques	Significant Unobservable Inputs	Range
				Low	High	Weighted Average
Investments in First Lien Debt	$158,355	Discounted Cash Flow	Discount Rate(1)	9.93%	17.00%	10.85%
	38,713	Consensus Pricing	Indicative Quotes	97.00%	99.25%	97.22%
Total First Lien Debt	197,068
Investments in Second Lien Debt	15	Discounted Cash Flow	Discount Rate(1)	13.06%	16.59%	14.06%
Total Second Lien Debt	15
Investments in Equity	2,998	Income Approach	Discount Rate(1)	15.22%	18.25%	18.25%
Total Equity Investments	2,998
Total Level 3 Investments	$200,081
(1)Effective December 31, 2023, the significant unobservable input disclosed for discount rate include forward reference rates. Prior periods were conformed to the current presentation.
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

4. RELATED PARTY TRANSACTIONS
Investment Advisory Agreement
On June 21, 2021, the Company’s Board of Trustees, including a majority of the directors who are not “interested persons” as defined in Section 2(a)(19) of the Investment Company Act (the “Independent Trustees”) approved an investment advisory agreement (the “Investment Advisory Agreement”) between the Company and Carlyle Global Credit Investment Management L.L.C. (the “Initial Investment Adviser”). On November 2, 2021, the Board of Trustees approved a novation agreement, which was executed by the Company, the Investment Adviser and the Initial Investment Adviser, on November 11, 2021, pursuant to which a novation of the Investment Advisory Agreement was effected so that the Investment Adviser was substituted for the Initial Investment Adviser and the Initial Investment Adviser was released from its obligations under the Investment Advisory Agreement. In connection therewith, the Board of Trustees approved an amended and restated investment advisory agreement, which was executed by the Company and the Investment Adviser on November 11, 2021, the terms of which are substantially identical to the terms of the Investment Advisory Agreement, except for (1) the substitution of the Investment Adviser for the Initial Investment Adviser as a party thereto, (2) associated changes relating to the legal forms of such parties, and (3) a limited number of non-material changes to the existing Investment Advisory Agreement.
Unless terminated earlier, the Investment Advisory Agreement renews automatically for successive annual periods, provided such continuance is specifically approved at least annually by the vote of the Board of Trustees and by the vote of a majority of Independent Trustees. On May 4, 2023, the Company’s Board of Trustees, including a majority of the Independent Trustees approved at an in-person meeting the continuance of the Company’s Investment Advisory Agreement with the Investment Adviser for an additional one year term. The Investment Advisory Agreement will automatically terminate in the event of an assignment and may be terminated by either party without penalty upon at least 60 days’ written notice to the other party. Pursuant to the Investment Advisory Agreement and subject to the overall supervision of the Board of Trustees, the Investment Adviser provides investment advisory services to the Company. For providing these services, the Investment Adviser receives fees from the Company consisting of two components—a base management fee and an incentive fee.
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
The incentive fee consists of two parts. The first part is calculated and payable quarterly in arrears and equals 17.5% of pre-incentive fee net investment income for the immediately preceding calendar quarter, subject to a preferred return of 1.5% per quarter (6.0% annualized), or “hurdle rate,” and a “catch-up” feature. The second part is determined and payable in arrears as of the end of each calendar year in an amount equal to 17.5% of cumulative realized capital gains, if any, from inception through the end of each calendar year, computed net of all cumulative realized capital losses and unrealized capital depreciation less the aggregate amount of any previously paid capital gain incentive fees; provided, that the incentive fee determined at the end of the first calendar year of operations may be calculated for a period of shorter than twelve calendar months to take into account any realized capital gains computed net of all realized capital losses on a cumulative basis and unrealized capital depreciation. The Investment Adviser irrevocably agreed to waive its rights to receive any incentive fee for quarterly periods ending on or prior to the date on which the value of the Company’s gross assets first exceeds $150 million, which occurred in 2022.

Below is a summary of the incentive fees incurred during the years ended December 31, 2023, 2022 and 2021.

	For the years ended December 31,
	2023	2022	2021
Incentive fee on pre-incentive fee net investment income	3,945	508	—
As of December 31, 2023 and 2022, $1,167 and $507, respectively, was unpaid and included incentive fees payable in the accompanying Consolidated Statements of Assets and Liabilities.
Accrued capital gains incentive fees are based upon the cumulative net realized and unrealized appreciation (depreciation) from inception. Accordingly, the accrual for any capital gains incentive fee under U.S. GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. For the years ended December 31, 2023 and 2022, and for the period from May 28, 2021 (Commencement) through December 31, 2021, there were no accrued or realized capital gains incentive fees.
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
For the years ended December 31, 2023 and 2022, $3,312 and $3,070, respectively, of other operating expenses were reimbursable by the Investment Adviser under the agreement relating to other operating expenses incurred during the respective periods. As of December 31, 2023 and 2022, the Company has incurred other operating expenses of $6,382 and $3,070, respectively, that are subject to reimbursement by the Investment Adviser under the agreement, of which $972 and $1,490, respectively, are included in Due from Investment Adviser on the Consolidated Statements of Assets and Liabilities. All amounts eligible for recovery by the Investment Adviser at December 31, 2023 will expire three years after the first Required Expense Payment.

Administration Agreement
On June 21, 2021, the Company’s Board of Trustees approved an administration agreement (the “Administration Agreement”) between the Company and the Administrator. Pursuant to the Administration Agreement, the Administrator furnishes the Company with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities. Under the Administration Agreement, the Administrator also performs, or oversees the performance of, our required administrative services, which include, among other things, providing assistance in accounting, legal, compliance, operations, technology and investor relations, and being responsible for the financial records that the Company is required to maintain and preparing reports to the Company’s shareholders and reports filed with the SEC. Payments under the Administration Agreement are equal to an amount that reimburses the Administrator for its costs and expenses and the Company’s allocable portion of overhead incurred by the Administrator in performing its obligations under the Administration Agreement, including the Company’s allocable portion of the compensation paid to or compensatory distributions received by the Company’s officers (including the Chief Financial Officer and Chief Compliance Officer) and respective staff who provide services to the Company, operations staff who provide services to the Company, and any internal audit staff, to the extent internal audit performs a role in the Company’s internal control assessment under the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), as amended. Reimbursement under the Administration Agreement occurs quarterly in arrears.
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
For the years ended December 31, 2023 and 2022, and for the period from May 28, 2021 (Commencement) through December 31, 2021, the Company incurred $1,141, $306, and $89, respectively, in fees under the Administration Agreement. Fees incurred under the Administration Agreement are included in administrative service fees in the accompanying Consolidated Statements of Operations. As of December 31, 2023 and 2022, $278 and $396, respectively, was unpaid and included in administrative service fees payable in the accompanying Consolidated Statements of Assets and Liabilities.
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
Unless terminated earlier, the State Street Sub-Administration Agreement and DST Sub-Administration Agreement renew automatically for successive annual periods, provided that such continuance is specifically approved at least annually by (i) the vote of the Board of Trustees or by the vote of a majority of the outstanding voting securities of the Company and (ii) the vote of a majority of the Company’s Independent Trustees. On May 4, 2023, the Company’s Board of Trustees, including a majority of the Independent Trustees, approved the continuance of the Company’s Sub-Administration Agreements for an additional one year term.
For the years ended December 31, 2023 and 2022, and for the period from May 28, 2021 (Commencement) through December 31, 2021, fees incurred in connection with the State Street Sub-Administration Agreement and the DST Sub-Administration Agreement amounted to $749, $289, and $0, respectively. These fees are included in other general and administrative expenses in the accompanying Consolidated Statements of Operations. As of December 31, 2023 and 2022, $199 and $47, respectively, was unpaid and included in other accrued expenses and liabilities in the accompanying Consolidated Statements of Assets and Liabilities.

Placement Fees
On June 21, 2021, the Company entered into a placement fee arrangement with TCG Capital Markets L.L.C. (“TCG”), a licensed broker dealer and an affiliate of the Investment Adviser, which may require shareholders to pay a placement fee to TCG for TCG’s services.
For the years ended December 31, 2023 and 2022, and for the period from May 28, 2021 (Commencement) through December 31, 2021, TCG did not earn placement fees from the Company’s shareholder in connection with the issuance or sale of common shares of beneficial interest of the Company, par value $0.001 per Share.
Board of Trustees
The Company’s Board of Trustees currently consists of seven members, four of whom are Independent Trustees. The Board of Trustees has established an audit committee and a pricing committee of the Board of Trustees, and may establish additional committees in the future. For the years ended December 31, 2023 and 2022, and for the period from May 28, 2021 (Commencement) through December 31, 2021, the Company incurred $258, $369, and $185, respectively, in fees and expenses associated with its Independent Trustees’ services on the Company's Board of Trustees and its committees. These fees are included in trustees’ fees and expenses in the accompanying Consolidated Statements of Operations. As of December 31, 2023 and 2022, no fees or expenses associated with the Board of Trustees were payable.
5. BORROWINGS
The Company and the SPV are party to the Credit Facilities as described below. In accordance with the Investment Company Act, the Company is currently only allowed to borrow amounts such that its asset coverage, as defined in the Investment Company Act, is at least 150% after such borrowing. As of December 31, 2023, asset coverage was 233.6% and the Company and the SPV were in compliance with all covenants and other requirements under the Credit Facilities as of December 31, 2023. The Company did not have any borrowings outstanding for the period from May 28, 2021 (Commencement) through December 31, 2021. Below is a summary of the borrowings and repayments under the Credit Facilities for the years ended December 31, 2023 and 2022.

	For the years ended December 31,
	2023	2022
Outstanding borrowing, beginning of period	$98,631	$—
Borrowings	116,020	166,437
Repayments	(62,650)	(68,000)
Foreign currency translation	511	194
Outstanding borrowing, end of period	$152,512	$98,631
Subscription Facility
The Company entered into a senior secured revolving credit facility (as amended, the “Subscription Facility”) on April 22, 2022, which was subsequently amended on March 1, 2024. The Subscription Facility provides for secured borrowings of $45,000 as of December 31, 2023. The secured borrowing capacity will decrease to $30,000 effective April 22, 2024, per the March 1, 2024 amendment. The maximum principal amount is subject to availability under the Subscription Facility, which is based on certain of the Company’s investor equity capital commitments and a percentage determined in the lender’s reasonable discretion to account for foreign exchange volatility. The Subscription Facility has a maturity date of April 22, 2025 (April 22, 2024 prior to the March 1, 2024 amendment). The Company may borrow amounts in U.S. Dollars or certain other permitted currencies. Borrowings under the Subscription Facility bear interest at a spread to the applicable benchmark rate of 2.50% to 2.60% (2.30% to 2.55% prior to the March 1, 2024 amendment). The Company also pays a fee of 0.30% per year on undrawn amounts under the Subscription Facility.
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
SPV Credit Facility
The SPV entered into a senior secured revolving credit facility (as amended, the “SPV Credit Facility” and together with the Subscription Facility, the “Credit Facilities”) with a lender on September 30, 2022, which was subsequently amended on May 11, 2023. The SPV Credit Facility provides for secured borrowings of $150,000, subject to availability under the SPV Credit Facility and restrictions imposed on borrowings under the Investment Company Act. The SPV Credit Facility has a revolving period through September 30, 2025 and a maturity date of September 30, 2030, with one one-year extension option, at the SPV’s election. The SPV may borrow amounts in U.S. Dollars or certain other permitted currencies. Borrowings under the SPV Credit Facility bear interest initially at the annual rate of three month SOFR (or, if applicable, a rate based on the prime rate or federal funds rate plus 0.50%) plus 2.85%. The SPV also pays a fee of 0.30% per year on undrawn amounts under the SPV Credit Facility. Payments under the SPV Credit Facility are made quarterly.
The SPV Credit Facility is secured by a first lien security interest on substantially all of the assets of the SPV. The SPV Credit Facility includes customary covenants, certain limitations on the incurrence of additional indebtedness and liens, and other maintenance covenants, as well as usual and customary events of default for senior secured revolving credit facilities of this nature.
Summary of the Credit Facilities
The Credit Facilities consisted of the following as of December 31, 2023 and 2022:

	December 31, 2023
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Subscription Facility	$45,000	$16,512	$28,488	$21,151
SPV Credit Facility	150,000	136,000	14,000	14,000
Total	$195,000	$152,512	$42,488	$35,151

	December 31, 2022
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Subscription Facility	$45,000	$43,931	$1,069	$1,069
SPV Credit Facility	150,000	54,700	95,300	43,729
Total	$195,000	$98,631	$96,369	$44,798
(1)The unused portion is the amount upon which commitment fees are based.
(2)Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.
Short Term Borrowings
During the year ended December 31, 2022, the Company entered into multiple participation agreements with Macquarie US Trading LLC (“Short Term Borrowings”) pursuant to which the Company granted the counterparty a 100% undivided participation interest in certain investments, as disclosed in the consolidated schedule of investments in exchange for financing secured by the principal of each investment. Each Short Term Borrowing is intended to be settled and terminated between 30 and 90 calendar days following the execution of the agreement. For the year ended December 31, 2022, the Company entered into Short Term Borrowings of $27,833. As of October 4, 2022, all Short Term Borrowings were settled and the participation agreements between the Company and the counterparty were terminated.

For the years ended December 31, 2023 and 2022, the components of interest expense and credit facility fees were as follows:

	For the years ended December 31,
	2023	2022
Interest expense	$10,088	$2,248
Facility unused commitment fee	209	118
Amortization of deferred financing costs	832	336
Total interest expense and credit facility fees	$11,129	$2,702
Cash paid for interest expense and credit facility fees	$9,640	$1,387

Weighted average principal debt outstanding	$129,017	$37,919
Weighted average interest rate(1)	7.70%	4.57%
(1)Excludes facility unused commitment fee and amortization of deferred financing costs and debt issuance costs.
As of December 31, 2023 and 2022, the components of interest and credit facility fees payable were as follows:

	As of December 31,
	2023	2022
Interest expense payable	$1,454	$652
Unused commitment fees payable	40	75
Total interest expense and credit facility fees payable	$1,494	$727
Weighted average interest rate (based on floating benchmark rates)	8.15%	6.41%
6. COMMITMENTS AND CONTINGENCIES
A summary of significant contractual payment obligations was as follows as of December 31, 2023 and 2022:

	As of December 31,
Payment Due by Period	2023	2022
Less than 1 year	$16,512	$—
1-3 years	—	43,931
3-5 years	—	—
More than 5 years	136,000	54,700
Total	$152,512	$98,631
In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnification or warranties. Future events could occur that lead to the execution of these provisions against the Company. The Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the consolidated financial statements as of December 31, 2023 and 2022 for any such exposure.
As of December 31, 2023 and 2022, the Company had $311,291 and $277,898, respectively, in total capital commitments from shareholders, of which $123,697 and $168,237, respectively, was unfunded. As of December 31, 2023 and 2022, current officers had $96 and $275, respectively, in unfunded capital commitments to the Company.

The Company has in the past, currently is and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments. The Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of the indicated dates:

	Par/Principal Amount as of
	December 31, 2023	December 31, 2022
Unfunded delayed draw commitments	$61,231	$84,892
Unfunded revolving loan commitments	14,443	15,177
Total unfunded commitments	$75,674	$100,069
7. NET ASSETS
In connection with its formation, the Company has the authority to issue an unlimited number of common shares of beneficial interest of the Company, par value $0.001 per share (“Shares”).
The following tables summarize capital activity for the years ended December 31, 2023 and 2022, and for the period from May 28, 2021 (Commencement) to December 31, 2021:

	Common Shares of Beneficial Interest		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount
Balance, January 1, 2023	5,568,950	$6	$110,873	$955	$—	$(2,162)	$109,672
Common shares of beneficial interest issued	3,793,771	4	77,929	—	—	—	77,933
Dividend reinvestment	304,108	—	6,070	—	—	—	6,070
Net investment income (loss)	—	—	—	18,532	—	—	18,532
Net realized gain (loss)	—	—	—	—	(8)	—	(8)
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	6,096	6,096
Dividends declared	—	—	—	(14,576)	—	—	(14,576)
Tax reclassification of stockholders’ equity in accordance with U.S. GAAP	—	—	(191)	(162)	353	—	—
Balance, December 31, 2023	9,666,829	$10	$194,681	$4,749	$345	$3,934	$203,719

	Common Shares of Beneficial Interest		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount
Balance, January 1, 2022	5,000	$0	$100	$(729)	$—	$0	$(629)
Common Shares of Beneficial Interest issued	5,502,089	6	109,556	—	—	—	109,562
Dividend reinvestment	61,861	0	1,235	—	—	—	1,235
Net investment income (loss)	—	—	—	5,174	—	—	5,174
Net realized gain (loss)	—	—	—	—	11	—	11
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	(2,162)	(2,162)
Dividends declared	—	—	—	(3,519)	—	—	(3,519)
Tax reclassification of stockholders’ equity in accordance with U.S. GAAP	—	—	(18)	29	(11)	—	—
Balance, December 31, 2022	5,568,950	$6	$110,873	$955	$—	$(2,162)	$109,672

	Common Shares of Beneficial Interest		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount
Balance, May 28, 2021	—	$—	$—	$—	$—	$—	$—
Common Shares of Beneficial Interest issued	5,000	0	100	—	—	—	100
Dividend reinvestment	—	—	—	—	—	—	—
Net investment income (loss)	—	—	—	(729)	—	—	(729)
Net realized gain (loss)	—	—	—	—	—	—	—
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	0	0
Dividends declared	—	—	—	—	—	—	—
Balance, December 31, 2021	5,000	$0	$100	$(729)	$—	$0	$(629)
    The following table summarizes total Shares issued and proceeds related to capital activity since Commencement:

	Shares Issued	Proceeds
2021
May 28, 2021	5,000	$100
Total	5,000	$100
2022
March 31, 2022	761,040	$15,221
June 30, 2022	1,528,780	30,545
September 28, 2022	1,066,889	21,188
December 14, 2022	2,145,380	42,607
Total	5,502,089	$109,561
2023
March 29, 2023	1,269,130	$25,319
September 27, 2023	1,120,349	23,292
December 28, 2023	1,404,292	29,322
Total	3,793,771	$77,933
The Company has adopted a dividend reinvestment plan, pursuant to which the Company will reinvest all cash dividends declared by the Board of Trustees on behalf of the Company’s shareholders who do not elect to receive their dividends in cash. The following table summarizes the Shares issued under the dividend reinvestment plan since Commencement:

	Shares Issued	Share Value
2022
July 15, 2022	17,171	$346
October 17, 2022	44,690	889
Total	61,861	$1,235
2023
January 20, 2023	68,233	$1,351
April 20, 2023	68,670	1,352
July 21, 2023	81,429	1,627
October 20, 2023	85,776	1,740
Total	304,108	$6,070
Capital transactions for the year ended December 31, 2023 were executed at an offering price at a premium to net asset value in order to effect a reallocation of previously incurred expenses to investors. There was no increase to net asset value per Share resulting from such transactions for the year ended December 31, 2023. Such transactions increased net asset value by $145.04 per share for the year ended December 31, 2022.

Earnings Per Share
The Company computes earnings per Share in accordance with ASC 260, Earnings Per Share. Basic earnings per Share was calculated by dividing the net increase (decrease) in net assets resulting from operations attributable to the Company by the weighted-average number of Shares outstanding for the period. Basic and diluted earnings per Share were as follows:

	For the years ended December 31,
	2023	2022
Net increase (decrease) in net assets resulting from operations	$24,620	$3,023
Weighted-average Shares outstanding	7,012,218	1,756,118
Basic and diluted earnings per common Share	$3.51	$1.72
The following table summarizes the Company’s dividends declared since Commencement:

Date Declared	Record Date	Payment Date	Per Share Amount
2022
June 15, 2022	June 15, 2022	July 15, 2022	$0.51
September 14, 2022	September 14, 2022	October 19, 2022	0.51
December 23, 2022	December 23, 2022	January 20, 2023	0.35
Total			$1.37
2023
March 15, 2023	March 15, 2023	April 20, 2023	$0.50
June 30, 2023	June 30, 2023	July 21, 2023	0.51
September 13, 2023	September 13, 2023	October 20, 2023	0.53
December 13, 2023	December 13, 2023	January 19, 2024	$0.54
Total			$2.08

8. CONSOLIDATED FINANCIAL HIGHLIGHTS
The following is a schedule of consolidated financial highlights since commencement:

	For the years ended December 31,		For the period from May 28, 2021 (Commencement) through December 31,
	2023	2022	2021
Per Share Data:
Net asset value per Share, beginning of period	$19.69	$(125.70)	$20.00
Net investment income (loss) (1)	2.64	2.95	(145.76)
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments and non-investment assets and liabilities	0.87	(1.23)	0.06
Net increase (decrease) in net assets resulting from operations	3.51	1.72	(145.70)
Dividends declared (2)	(2.08)	(1.37)	—
Effect of offering price of subscriptions (3)	(0.05)	145.04	—
Net asset value per Share, end of period	$21.07	$19.69	$(125.70)
Number of Shares outstanding, end of period	9,666,829	5,568,950	5,000
Total return based on net asset value (4)	17.49%	(116.47)%	(728.50)%
Net assets, end of period	$203,719	$109,672	$(628)
Ratio to average net assets (5):
Expenses before incentive fees and waivers and reimbursements of expenses	9.80%	10.33%	(173.31)%
Expenses before incentive fees, after waivers and reimbursements of expenses	7.64%	3.85%	(173.31)%
Expenses after incentive fees, before waivers and reimbursements of expenses	12.39%	11.40%	(173.31)%
Expenses after incentive fees and waivers and reimbursements of expenses	10.22%	4.92%	(173.31)%
Net investment income (loss)	12.13%	10.92%	160.93%
Interest expense and credit facility fees	7.28%	5.70%	—%
Ratios/Supplemental Data:
Asset coverage, end of period	233.58%	211.19%	—%
Portfolio turnover	7.10%	8.66%	5.31%
Total committed capital, end of period	$311,291	$277,898	$—
Ratio of total contributed capital to total committed capital, end of period	60.26%	39.46%	—%
Weighted-average Shares outstanding	7,012,218	1,756,118	5,000
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
9. LITIGATION
The Company may become party to certain lawsuits in the ordinary course of business. The Company does not believe that the outcome of current matters, if any, will materially impact the Company or its consolidated financial statements. As of December 31, 2023 and 2022, the Company was not subject to any material legal proceedings, nor, to the Company’s knowledge, is any material legal proceeding threatened against the Company.
In addition, portfolio investments of the Company could be the subject of litigation or regulatory investigations in the ordinary course of business. The Company does not believe that the outcome of any current contingent liabilities of its portfolio investments, if any, will materially affect the Company or these consolidated financial statements.

10. TAX
The Company has complied with the provisions of Subchapter M of the Code applicable to RICs for the years ended December 31, 2023 and 2022. The Company did not qualify to elect treatment as a RIC for the period ended December 31, 2021 and was subject to tax as a regular C Corporation, as such, certain tax disclosures below do not apply for the period ended December 31, 2021.
The Company has not recorded a liability for any uncertain tax positions pursuant to the provisions of ASC 740, Income Taxes, as of December 31, 2023 and 2022.
In the normal course of business, the Company is subject to examination by federal and certain state, local and foreign tax regulators. As of December 31, 2023, the Company has filed tax returns. The Company’s federal tax returns are generally subject to examination by the Internal Revenue Service for a period of three years after they are filed.
Book and tax basis differences relating to shareholders dividends and distributions and other permanent book and tax differences are reclassified among the Company’s capital accounts. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from US GAAP. As of December 31, 2023, permanent differences primarily due to non-deductible excise tax paid and non-deductible offering costs resulted in a net increase in distributable earnings (loss) by $191, and a net decrease in additional paid-in capital in excess of par by $191 on the Consolidated Statements of Assets and Liabilities. Total earnings and NAV were not affected.
The tax character of the distributions paid for the fiscal years ended December 31, 2023 and 2022 was as follows:

	For the years ended December 31,
	2023	2022
Ordinary income	$14,576	$3,519
Tax return of capital	—	—
Income Tax Information and Distributions to Shareholders
As of December 31, 2023 and 2022, the components of accumulated earnings (deficit) on a tax basis were as follows:

	As of December 31,
	2023	2022
Undistributed ordinary income	$4,906	$962
Undistributed long-term capital gains	112	—
Other book/tax differences(1)	(6)	(7)
Capital loss carryforwards	—	—
Net unrealized appreciation (depreciation) on investments(2)	4,016	(2,162)
Total accumulated earnings (deficit)	$9,028	$(1,207)
(1)Consists of the unamortized portion of organization costs as of December 31, 2023.
(2)The difference between the book-basis and tax-basis unrealized appreciation (depreciation) on investments is attributable primarily to return of capital distributions from underlying investments and the tax treatment of contingent payment debt instruments.
As of December 31, 2023 and 2022, the cost of investments for federal income tax purposes and gross unrealized appreciation and depreciation on investments were as follows:

	As of December 31,
	2023	2022
Cost of investments	$311,681	$202,115
Gross unrealized appreciation on investments	6,820	499
Gross unrealized depreciation on investments	(2,804)	(2,661)
Net unrealized appreciation (depreciation) on investments	$4,016	$(2,162)

For tax purposes, net realized capital losses may be carried over to offset future capital gains, if any. Funds are permitted to carry forward capital losses for an indefinite period, and such losses will retain their character as either short-term or long-term capital losses. As of December 31, 2023 and 2022, the Company did not have any capital loss carryforwards.
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
11. SUBSEQUENT EVENTS
Subsequent events have been evaluated through the date the consolidated financial statements were issued. There have been no subsequent events that require recognition or disclosure through the date the consolidated financial statements were issued, except as disclosed elsewhere in these consolidated financial statements.

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
Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 based on the framework established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that the Company’s internal control over financial reporting as of December 31, 2023 was effective.
This Form 10-K does not include an attestation report of the Company’s registered public accounting firm due to an exemption for emerging growth companies under the JOBS Act.
Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
During the three months ended December 31, 2023, no director, trustee or Section 16 officer of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).
On March 1, 2024, Aren C. LeeKong informed the Company that he is resigning from the Board of Trsutees of the Company and his positions as the President and Chief Executive Officer of the Company, in each case effective March 1, 2024. On March 1, 2024, the Board of Trustees appointed Justin Plouffe as a Trustee of the Company and its President and Chief Executive Officer, effective immediately.

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
Board of Trustees
Each of our Trustees will hold office until his or her death, resignation, removal or disqualification. Information regarding our Board of Trustees is as follows:
Interested Trustees

Name	Age	Position	Trustee Since
Linda Pace	62	Chair of the Board of Trustees	2021
Justin Plouffe	47	Trustee, President and Chief Executive Officer	2024
Mark Jenkins	56	Trustee	2021
Independent Trustees

Name	Age	Position	Trustee Since
Nigel D.T. Andrews	76	Trustee	2021
Leslie E. Bradford	68	Trustee	2021
John G. Nestor	78	Trustee	2021
William H. Wright II	63	Trustee	2021
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
Interested Trustees
Linda Pace has served as Chair of our Board since December 31, 2019. Ms. Pace has also served as chair of the board of directors of CARS since December 31, 2019, and as chair of the board of trustees of CSL III since June 2021. On December 31, 2022, Ms. Pace stepped down as CEO and President of the Company, CSL and CSL III but continues to serve as the Board's Chair. Until December 31, 2023, Ms. Pace also served as a Managing Director and Partner of Carlyle and the Vice Chair of Carlyle Global Credit. Previously, she was responsible for Carlyle's Global Loans and Structured Credit Group. Prior to that role, she was responsible for portfolio management for Carlyle High Yield Partners, deploying capital into the U.S. market in cash and synthetic form. Prior to joining Carlyle, Ms. Pace spent 10 years with BHF-Bank AG, where she was co-head of the bank’s Syndicated Loan group in New York. She invested in leveraged loans on behalf of the bank’s $2 billion on-balance sheet portfolio, as well as their $400 million Collateralized Loan Obligation funds. Prior to that, Ms. Pace worked at Société

Générale as a Corporate Credit Analyst. Ms. Pace received her undergraduate degree in French from Douglass College and her M.B.A in Finance from New York University.
Justin Plouffe has served on our Board of Trustees since March 2024, and was appointed President and Chief Executive Officer, effective March 1, 2024. Mr. Plouffe has also served as a member of the board of directors of CSL and CARS since March 2024, and has served as president and chief executive officer of CSL and CARS since March 1, 2024. Mr. Plouffe is a Managing Director and the Deputy Chief Investment Officer for Carlyle Global Credit. Mr. Plouffe focuses on investing across Carlyle’s credit strategies and driving growth initiatives for the Global Credit platform. He is Co-Portfolio Manager for Carlyle Tactical Private Credit Fund, Co-Head of Carlyle Structured Credit Fund, and serves on various Global Credit investment committees. He is also the CEO of TCG Capital Markets L.L.C., a SEC-registered broker/dealer affiliate of The Carlyle Group. Prior to joining Carlyle, Mr. Plouffe was an attorney at Ropes & Gray LLP. He has also served as a clerk on the U.S. Court of Appeals for the First Circuit and as a legislative assistant to a U.S. Congressman. Mr. Plouffe received his undergraduate degree from Princeton University and his J.D. from Columbia Law School, where he was an editor of The Columbia Law Review. He is a CFA Charterholder and holds Series 7, 24, 57, 63, 79 and 99 licenses.
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
John G. Nestor has served on our Board of Trustees since June 2021. Mr. Nestor has also served as a member of the board of directors of CSL since 2013 and the board of directors of CARS since 2017, the audit committee, nominating and governance committee and compensation committee of CSL and the audit committee of CARS. Prior to the completion of the NFIC Acquisition in June 2017, Mr. Nestor served as a member of the board of directors and on the audit committee of NFIC. Mr. Nestor may from time to time serve as an independent director of other entities affiliated with Carlyle or of investment vehicles managed by Carlyle or its affiliates. Mr. Nestor joined Kirtland Capital Partners in March 1986. He is managing partner of this private investment firm. Prior to joining Kirtland Capital Partners, Mr. Nestor worked for 16 years for

Continental Illinois Bank. For eight years he focused on lending to small businesses in the Chicago area. In 1977, Mr. Nestor was transferred to Philadelphia where he was involved in commercial lending, and in 1979, he moved to Cleveland to manage Continental’s Cleveland Office. Mr. Nestor is the former chairman of the board of directors of SmartSource Computer and Audio Visual Rentals, and formerly served as a member of the board of directors of Form Tech Concrete Forms and a member of the board of advisors of The Gates Group. Mr. Nestor serves as a trustee of the Kelvin and Eleanor Smith Foundation. Mr. Nestor is the former chairman of the board of trustees of the Cleveland Foodbank, The Diversity Center and Deaconess Community Foundation. Mr. Nestor is an experienced leader whose numerous board and advisory positions and experiences in the middle markets provide our Board valuable insights.
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
Executive Officers Who Are Not Trustees

Name	Age	Position	Officer Since
Thomas M. Hennigan	47	Chief Financial Officer and Chief Risk Officer	2021
Nelson Joseph	44	Principal Accounting Officer and Treasurer	2023
Joshua Lefkowitz	49	Chief Compliance Officer and Secretary	2021
Michael Hadley	48	Chief Investment Officer, Vice President, and Head of Underwriting	2022
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
Nelson Joseph was appointed as our Principal Accounting Officer in March 2023 and is our principal accounting officer for SEC reporting purposes. Mr. Joseph currently serves as the principal accounting officer of CARS and CSL III. Mr. Joseph may from time to time serve as an officer, director or principal of entities affiliated with Carlyle or of investment vehicles managed by Carlyle and its affiliates. Mr. Joseph is a Principal of Carlyle. Prior to joining Carlyle, Mr. Joseph was a finance director at Apollo Global Management (“Apollo”), where he focused on the financial operations of the traded and non-traded Business Development Companies managed by affiliates of Apollo. Prior to Apollo, he was a Manager in PricewaterhouseCoopers LLP’s Wealth and Asset Management Practice working on business development companies, hedge funds and private equity funds. Mr. Joseph has extensive experience in the asset management industry covering accounting, financial reporting, valuation, tax, regulatory reporting and treasury activities. Mr. Joseph received his BS in Business Management - Accounting from Binghamton University, and is a Certified Public Accountant.
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
Michael Hadley serves as our Chief Investment Officer, Vice President, and Head of Underwriting. Mr. Hadley is the Chief Investment Officer and Head of Underwriting of the Carlyle Direct Lending platform and a Managing Director for Carlyle Global Credit. He has primary responsibility for Carlyle’s investment efforts in Direct Lending. Prior to his current role, Mr. Hadley was a Senior Analyst in the U.S. Loans & Structured Credit group focused on investment opportunities in cyclical industrials. Prior to joining Carlyle, Mr. Hadley was an Analyst at Katonah Debt Advisors where he focused on leveraged loan and high yield investments across multiple sectors. Mr. Hadley started his career at The Chase Manhattan Bank, where he worked as an investment banker in both the Structured Credit Products and Global Chemicals groups. Mr. Hadley received his undergraduate degree from Florida A&M University.
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
Portfolio Management
The Investment Adviser’s investment team had more than 230 investment professionals across the Carlyle Global Credit segment as of December 31, 2023.
Investment Committee Members
Members of the Investment Committee are: Mark Jenkins, Justin Plouffe, Brian Marcus, Lauren Basmadjian, Tom Hennigan, Michael Hadley, Alex Popov, John Pavelski, Andreas Boye and Bruce Rosenblum.
For biographical information of Mr. Jenkins and Mr. Plouffe see “—Board of Trustees—Biographical Information of Trustees.” For biographical information of Mr. Hennigan and Mr. Hadley, see “—Executive Officers Who Are Not Trustees—Biographical Information of Executive Officers Who Are Not Trustees.”
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
Lauren Basmadjian is a Managing Director, Head of Liquid Credit and Head of U.S. Loans & Structured Credit for Carlyle Global Credit. She is based in New York and sits on the Investment Committees for all of Carlyle's US Loan and CLO investing activities. Ms. Basmadjian joined The Carlyle Group in 2020 after 19 years at Octagon Credit Investors, where she was a Senior Portfolio Manager and member of the Investment Committee. Prior to becoming a Portfolio Manager, Ms. Basmadjian managed Octagon's workout efforts and also oversaw the leisure & entertainment, retail, consumer products, business services, food & beverage and technology industries. Before joining Octagon, Ms. Basmadjian worked in the Acquisition Finance Group at Chase Securities, Inc. She graduated Cum Laude from the Stern School of Business at New York University with a B.S. in Finance and Economics.
Alex Popov is Head of Private Credit and Head of Credit Opportunities. Prior to joining Carlyle, Mr. Popov was a Managing Director at HPS Investment Partners (f/k/a Highbridge Principal Strategies) where he led investments in the U.S. for HPS Mezzanine Funds and was a member of the investment committee for HPS Mezzanine Fund III and HPS’ firm-wide Credit Committee. Mr. Popov founded and led the firm’s real estate credit platform. Before joining HPS, Mr. Popov worked at Oaktree Capital Mgmt. focusing on credit investments across sectors. Earlier in his career, he worked at American Capital Strategies and Donaldson, Lufkin & Jenrette (DLJ). Mr. Popov received his undergraduate degree from Cornell University and his MBA from NYU Stern School of Business.
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
The following table sets forth information concerning total compensation earned by or paid to each of our Independent Trustees during the fiscal year ended December 31, 2023:

	Fees Earned or Paid in Cash	Total Compensation from the Company	Total Compensation from the Fund Complex(1)
Nigel D.T. Andrews	$70	$70	$276
Leslie E. Bradford	$63	$63	$233
John G. Nestor	$63	$63	$233
William H. Wright II	$63	$63	$233
(1)Messrs. Andrews, Nestor and Wright and Ms. Bradford serve on the boards of directors of CSL and CARS. CSL and CARS are part of the Fund Complex. Compensation amounts shown include compensation such Trustees received from the Company, CSL and CARS, as applicable, for services rendered as trustee or director during the fiscal year ended December 31, 2023.
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
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Beneficial ownership is determined in accordance with the rules and regulations of the SEC. These rules generally provide that a person is the beneficial owner of securities if such person has or shares the power to vote or direct the voting thereof, or to dispose or direct the disposition thereof or has the right to acquire such powers within 60 days. The following table sets forth, as of March 12, 2024, the beneficial ownership as indicated in the Company’s books and records of each current Trustee, each executive officer of the Company, the executive officers and Trustees as a group, and each person known to us to beneficially own 5% or more of our outstanding common shares of beneficial interest. Ownership information for those persons who beneficially own 5% or more of our outstanding common shares of beneficial interest is based on Schedule 13G or other filings by such persons with the SEC and other information obtained from such persons.
The percentage ownership is based on 9,666,829 common shares of beneficial interest outstanding as of March 12, 2024. To our knowledge, except as indicated in the footnotes to the table, each of the shareholders listed below has sole voting and/or investment power with respect to shares beneficially owned by such shareholder. Unless otherwise indicated by footnote, the address for each listed individual is One Vanderbilt Avenue, Suite 3400, New York, NY 10017.

Name of Individual or Identity of Group	Number of Common Shares of Beneficial Interest Beneficially Owned(1)	Percent of Common Shares of Beneficial Interest Beneficially Owned(1)
Trustees and Executive Officers:
Interested Trustees
Linda Pace	8,070	0.08%
Justin Plouffe	—	—
Mark Jenkins	16,139	0.17%
Independent Trustees
Nigel D.T. Andrews	—	—
Leslie E. Bradford	—	—
John G. Nestor
William H. Wright II	—	—
Executive Officers Who Are Not Trustees
Thomas M. Hennigan	3,512	0.04%
Nelson Joseph	—	—
Joshua Lefkowitz	—	—
Michael Hadley	6,146	0.06%
All Trustees and Executive Officers as a Group (eleven persons)	—	—
Five-Percent Shareholders:

(1)For purposes of this table, a person or group is deemed to have “beneficial ownership” of any common shares of beneficial interest as of a given date which such person has or shares the power to vote or direct the voting thereof, or to dispose or direct the disposition thereof or has the right to acquire such powers within 60 days after such date. For purposes of computing the percentage of outstanding common shares of beneficial held by each person or group of persons named above on a given date, any security which such person or persons has the right to acquire within 60 days after such date is deemed to be outstanding for the purpose of determining the percentage of shares beneficially owned for such person, but is not deemed to be outstanding for the purpose of computing the percentage of beneficial ownership of any other person (except in the case of Trustees and executive officers as a group). Except as otherwise noted, each beneficial owner of more than five percent of our common shares of beneficial interest and each Trustee and executive officer has sole voting and/or investment power over the shares reported.
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

Item 14. Principal Accountant Fees and Services
Set forth in the table below are audit fees and non-audit related fees billed to the Company and payable to Ernst & Young LLP (“EY”) for professional services performed for the Company’s fiscal years ended December 31, 2023 and 2022.

Fiscal Year/Period	Audit Fees	Audit-Related Fees (1)	Tax Fees (2)	All Other Fees (3)
2023	$238	$—	$20	$—
2022	$200	$—	$20	$—
(1)“Audit-Related Fees” are those fees billed to the Company relating to audit services provided by EY.
(2)“Tax Fees” are those fees billed to the Company in connection with tax consulting services performed by EY, including primarily the review of the Company’s income tax returns.
(3)“All Other Fees” are those fees billed to the Company in connection with permitted non-audit services performed by EY.
The Audit Committee reviews, negotiates and approves in advance the scope of work, any related engagement letter and the fees to be charged by the independent registered public accounting firm for audit services and permitted non-audit services for the Company and for permitted non-audit services for the Company’s Adviser and any affiliates thereof that provide services to the Company if such non-audit services have a direct impact on the operations or financial reporting of the Company. All of the audit and non-audit services described above for which fees were incurred by the Company for the fiscal year ended December 31, 2023 and 2022, were pre-approved by the Audit Committee, in accordance with its pre-approval policy.

PART IV
(a) Documents filed as part of this annual report
The following reports and financial statements are set forth in Part II, Item 8 of this Form 10-K:

Report of Independent Registered Public Accounting Firm	73
Consolidated Statements of Assets and Liabilities as of December 31, 2023 and 2022	74
Consolidated Statements of Operations for the years ended December 31, 2023 and 2022 and the period from May 28, 2021 (Commencement) through December 31, 2021	75
Consolidated Statements of Changes in Net Assets for the years ended December 31, 2023 and 2022 and the period from May 28, 2021 (Commencement) through December 31, 2021	76
Consolidated Statements of Cash Flows for the years ended December 31, 2023 and 2022 and for the period from May 28, 2021 (Commencement) through December 31, 2021	77
Consolidated Schedules of Investments as of December 31, 2023 and 2022	79
Notes to Consolidated Financial Statements	92
(b) Exhibits
Item 15. Exhibits and Financial Statement Exhibits.

3.1	Third Amended and Restated Agreement and Declaration of Trust, dated as of January 24, 2022 (7)

3.2	Bylaws (1)

4.1	Form of Subscription Agreement (2)

4.2	Description of Registered Securities *

10.1	Novation of Investment Advisory Agreement, dated as of November 11, 2021, by and among Carlyle Secured Lending III, Carlyle Global Credit Investment Management L.L.C. and CSL III Advisor, LLC. (5)

10.2	Amended and Restated Investment Advisory Agreement, dated as of November 11, 2021, by and between Carlyle Secured Lending III and CSL III Advisor, LLC.(6)

10.3	Administration Agreement (3)

10.4	Form of Indemnification Agreement (4)

10.5	Expense Support and Conditional Reimbursement Agreement, dated as of May 13, 2022, between Carlyle Secured Lending III and CSL III Advisor, L.L.C.(9)

10.6
Senior Secured Revolving Credit Agreement, dated as of April 22, 2022, among Carlyle Secured Lending III, the other borrower parties thereto, Morgan Stanley Senior Funding, Inc. and Morgan Stanley Bank, N.A.(8)

10.7
Loan and Servicing Agreement, dated as of September 30, 2022, and Conformed through Amendment No.1 dated as of May 11, 2023, among Carlyle Secured Lending III, as Holdings, Carlyle Secured Lending III SPV, L.L.C., as the Borrower, Massachusetts Mutual Life Insurance Company and the other Lenders from time to time party hereto, Wilmington Trust National Association, as the Administrative Agent, Massachusetts Mutual Life Insurance Company, as the Calculation Agent, Carlyle Secured Lending III, as the Portfolio Asset Servicer, Wilmington Trust, National Association, as the Collateral Custodian, and Wilmington Trust, National Association, as the Account Bank(10)

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
* Filed herewith
(1)Incorporated by reference to Exhibit 3.2 to the Company's Form 10-12G/A filed by the Company on August 11, 2021 (File No. 814-01410).
(2)Incorporated by reference to Exhibit 4.1 to the Company's Form 10-12G/A filed by the Company on August 11, 2021 (File No. 814-01410).
(3)Incorporated by reference to Exhibit 10.2 to the Company's Form 10-12G/A filed by the Company on August 11, 2021 (File No. 814-01410).
(4)Incorporated by reference to Exhibit 10.3 to the Company's Form 10-12G/A filed by the Company on August 11, 2021 (File No. 814-01410).
(5)Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed by the Company on November 12, 2021 (File No. 814-01410).
(6)Incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q filed by the Company on November 12, 2021 (File No. 814-01410).
(7)Incorporated by reference to Exhibit 3.1 to the Company's Form 8-K filed by the Company on January 25, 2022 (File No. 814-01410).
(8)Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed by the Company on May 16, 2022 (File No. 814-01410).
(9)Incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q filed by the Company on May 16, 2022 (File No. 814-01410).
(10)Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed by the Company on May 15, 2023 (File No. 814-01410).

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARLYLE SECURED LENDING III
Dated: March 12, 2024	By	/s/ Justin Plouffe
Justin Plouffe
Trustee and Chief Executive Officer (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 12, 2024	By	/s/ Justin Plouffe
Justin Plouffe
Trustee and Chief Executive Officer (principal executive officer)

Dated: March 12, 2024	By	/s/ Thomas M. Hennigan
Thomas M. Hennigan
Chief Financial Officer (principal financial officer)

Dated: March 12, 2024	By	/s/ Nelson Joseph
Nelson Joseph
Treasurer (principal accounting officer)

Dated: March 12, 2024	By	/s/ Nigel D.T. Andrews
Nigel D.T. Andrews
Trustee

Dated: March 12, 2024	By	/s/ Leslie E. Bradford
Leslie E. Bradford
Trustee

Dated: March 12, 2024	By	/s/ Mark Jenkins
Mark Jenkins
Trustee

Dated: March 12, 2024	By	/s/ John G. Nestor
John G. Nestor
Trustee

Dated: March 12, 2024	By	/s/ Linda Pace
Linda Pace
Trustee

Dated: March 12, 2024	By	/s/ William H. Wright II
William H. Wright II
Trustee