Form 10-Q
period 2024-03-31
Carlyle Secured Lending III
filed 2024-05-13
CIK 1851277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of the registrant’s common shares of beneficial interest, $0.001 par value per share, outstanding at May 13, 2024 was 10,892,568.

CARLYLE SECURED LENDING III

CARLYLE SECURED LENDING III
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(amounts in thousands, except share and per share data)

	March 31, 2024	December 31, 2023
ASSETS	(unaudited)
Investments—non-controlled/non-affiliated, at fair value (amortized cost of $341,709 and $311,762, respectively)	$347,261	$316,342
Cash, cash equivalents and restricted cash	29,893	37,131
Deferred offering costs	4	9
Receivable for investments sold	40	67
Due from Investment Adviser	1,271	972
Interest and other income receivable from investments	3,278	3,438
Receivable for issuance of common shares of beneficial interest	2,820	3,760
Prepaid expenses and other assets	3,664	2,543
Total assets	$388,231	$364,262
LIABILITIES
Secured borrowings (Note 5)	$148,189	$152,512
Interest and credit facility fees payable (Note 5)	2,404	1,494
Dividend payable (Note 7)	5,275	4,464
Incentive fees payable (Note 4)	1,399	1,167
Administrative service fees payable (Note 4)	304	278
Other accrued expenses and liabilities	707	628
Total liabilities	158,278	160,543
Commitments and contingencies (Notes 4, 6 and 9)
NET ASSETS
Common shares of beneficial interest, $0.001 par value; unlimited shares authorized; 10,783,726 and 9,666,829 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	11	10
Paid-in capital in excess of par value	218,312	194,681
Total distributable earnings (loss)	11,630	9,028
Total net assets	$229,953	$203,719
NET ASSETS PER SHARE	$21.32	$21.07

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARLYLE SECURED LENDING III
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except share and per share data) (unaudited)

	For the three month periods ended
	March 31, 2024	March 31, 2023
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$10,190	$6,502
PIK income	164	139
Other income	798	226
Total investment income	11,152	6,867
Expenses:
Organizational expenses (Note 2)	—	10
Offering costs (Note 2)	5	33
Net investment income incentive fees (Note 4)	1,399	769
Professional fees	115	245
Administrative service fees (Note 4)	287	140
Interest expense and credit facility fees (Note 5)	2,930	2,405
Trustees’ fees and expenses (Note 4)	86	67
Other general and administrative	321	160
Total expenses	5,143	3,829
Less waivers and reimbursements of expenses	(609)	(574)
Expenses after waivers and reimbursements of expenses	4,534	3,255
Net investment income (loss) before taxes	6,618	3,612
Excise tax expense	35	9
Net investment income (loss)	6,583	3,603
Net realized gain (loss) and net change in unrealized appreciation (depreciation):
Net realized gain (loss) on investments:
Non-controlled/non-affiliated investments	3	9
Net realized currency gain (loss) on non-investment assets and liabilities	(4)	(3)
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/non-affiliated investments	972	1,028
Net change in unrealized currency gains (losses) on non-investment assets and liabilities	320	(158)
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments and non-investment assets and liabilities	1,291	876
Net increase (decrease) in net assets resulting from operations	$7,874	$4,479
Basic and diluted earnings per Share (Note 7)	$0.80	$0.79
Weighted-average common shares of beneficial interest outstanding — Basic and Diluted (Note 7)	9,799,475	5,665,083

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARLYLE SECURED LENDING III
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(amounts in thousands) (unaudited)

	For the three month periods ended
	March 31, 2024	March 31, 2023
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$6,583	$3,603
Net realized gain (loss) on investments and non-investment assets and liabilities	(1)	6
Net change in unrealized appreciation (depreciation) on investments and non-investment assets and liabilities	1,292	870
Net increase (decrease) in net assets resulting from operations	7,874	4,479
Capital share transactions:
Common shares of beneficial interest issued	21,636	25,319
Dividend reinvestment	1,996	1,351
Dividends declared (Note 7)	(5,272)	(2,819)
Net increase (decrease) in net assets resulting from capital share transactions	18,360	23,851
Net increase (decrease) in net assets	26,234	28,330
Net assets at beginning of period	203,719	109,672
Net assets at end of period	$229,953	$138,002

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARLYLE SECURED LENDING III
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands) (unaudited)

	For the three month periods ended
	March 31, 2024	March 31, 2023
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$7,874	$4,479
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	167	165
Amortization of deferred offering costs	5	33
Net accretion of discount on investments	(500)	(246)
Paid-in-kind interest	(172)	(116)
Net realized (gain) loss on investments	(3)	(9)
Net realized currency (gain) loss on non-investment assets and liabilities	4	3
Net change in unrealized (appreciation) depreciation on investments	(972)	(1,028)
Net change in unrealized currency (gain) loss on non-investment assets and liabilities	(320)	158
Cost of investments purchased	(33,136)	(37,610)
Proceeds from sales and repayments of investments and change in receivable for investments sold	3,884	1,756
Changes in operating assets:
Interest and other income receivable from investments	160	(367)
Prepaid expenses and other assets	(136)	—
Due from Investment Adviser	(299)	846
Changes in operating liabilities:
Interest and credit facility fees payable	910	570
Incentive fees payable	232	262
Administrative service fees payable	26	(119)
Accrued organizational expenses	—	(157)
Deferred income	—	(81)
Other accrued expenses and liabilities	79	(130)
Net cash provided by (used in) operating activities	(22,197)	(31,591)
Cash flows from financing activities:
Proceeds from issuance of common shares of beneficial interest, net of change in receivable for issuance of common shares of beneficial interest	22,576	25,346
Borrowings on Credit Facilities	27,000	44,720
Repayments of Credit Facilities	(31,000)	(16,400)
Dividends paid in cash	(2,465)	(601)
Debt issuance costs paid	(1,152)	(30)
Deferred financing cost payable	—	(548)
Deferred offering costs payable	—	(278)
Net cash provided by (used in) financing activities	14,959	52,209
Net increase (decrease) in cash, cash equivalents and restricted cash	(7,238)	20,618
Cash, cash equivalents and restricted cash, beginning of period	37,131	6,761
Cash, cash equivalents and restricted cash, end of period	$29,893	$27,379
Supplemental disclosures:
Interest and credit facility fees paid during the period	$1,854	$1,776
Taxes, including excise tax, paid during the period	$176	$33

Dividends declared during the period	$5,272	$2,819
Dividends reinvested during the period	$1,996	$1,351

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARLYLE SECURED LENDING III
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2024
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets
First Lien Debt (99.8% of fair value)
ADPD Holdings, LLC	#^	(2)(3)(9)(11)	Consumer Services	SOFR	6.00%	11.50%	8/16/2022	8/15/2028	$7,773	$7,555	$6,260	2.72%
AI Grace AUS Bidco Pty LTD (Australia)	^	(2)(3)(7)	Consumer Goods: Non-Durable	SOFR	6.50%	11.83%	12/5/2023	12/5/2029	2,286	2,220	2,235	0.97
Allied Benefit Systems Intermediate LLC	^	(2)(3)(11)	Healthcare & Pharmaceuticals	SOFR	5.25%	10.58%	10/31/2023	10/31/2030	5,183	5,095	5,226	2.27
Alpine Acquisition Corp II	#^	(2)(3)(9)(11)	Transportation: Cargo	SOFR	6.00%	11.45%	4/19/2022	11/30/2026	9,633	9,507	9,027	3.93
Apex Companies Holdings, LLC	#^	(2)(3)	Environmental Industries	SOFR	6.25%	11.57%	1/31/2023	1/31/2028	12,320	12,044	12,325	5.36
Applied Technical Services, LLC	#	(2)(3)(9)	Business Services	SOFR	6.00%	11.45%	9/18/2023	12/29/2026	376	370	374	0.16
Applied Technical Services, LLC	#	(2)(3)(9)(11)	Business Services	SOFR	5.75%	11.20%	1/16/2024	12/29/2026	483	466	473	0.21
Ardonagh Midco 3 PLC (United Kingdom)	^	(2)(3)(7)(11)	Diversified Financial Services	SOFR	4.75%	10.04%	3/1/2024	2/15/2031	4,395	4,324	4,323	1.88
Ascend Buyer, LLC	#^	(2)(3)(9)(11)	Containers, Packaging & Glass	SOFR	6.40%	11.86%	9/30/2021	9/30/2028	14,712	14,353	14,544	6.32
Associations, Inc.	#^	(2)(3)(9)(11)	Construction & Building	SOFR	4.00%, 2.50% PIK	12.09%	7/2/2021	7/2/2027	5,840	5,800	5,840	2.54
Associations, Inc.	^	(2)(3)(9)	Construction & Building	SOFR	4.00%, 2.50% PIK	12.09%	10/10/2023	7/2/2027	1,264	1,253	1,264	0.55
Athlete Buyer, LLC	#^	(2)(3)(9)(11)	Construction & Building	SOFR	6.25%	11.65%	3/29/2024	4/26/2029	891	731	731	0.32
Atlas US Finco, Inc.	#	(2)(3)(7)(11)	High Tech Industries	SOFR	7.25%	12.55%	12/15/2022	12/12/2029	723	702	729	0.32
Atlas US Finco, Inc.	#	(2)(3)(7)	High Tech Industries	SOFR	6.75%	12.05%	12/18/2023	12/10/2029	334	328	330	0.14
Avalara, Inc.	#^	(2)(3)(11)	Diversified Financial Services	SOFR	7.25%	12.56%	10/19/2022	10/19/2028	13,500	13,198	13,723	5.97
Azurite Intermediate Holdings, Inc.	^	(2)(3)(11)	Software	SOFR	6.50%	11.83%	3/19/2024	3/19/2031	1,312	1,240	1,240	0.54
BlueCat Networks, Inc. (Canada)	#^	(2)(3)(7)(11)	High Tech Industries	SOFR	4.00%, 2.00% PIK	11.24%	8/8/2022	8/8/2028	7,423	7,256	7,260	3.16
Bradyifs Holdings, LLC	^	(2)(3)(11)	Wholesale	SOFR	6.00%	11.31%	10/31/2023	10/31/2029	4,630	4,528	4,580	1.99
CD&R Madison Parent Ltd (United Kingdom)	^	(2)(7)	Business Services	EURIBOR	5.75%, 2.00% PIK	11.70%	2/27/2023	2/27/2030	€1,224	1,262	1,344	0.58
CD&R Madison Parent Ltd (United Kingdom)	#^	(2)(7)(11)	Business Services	SONIA	6.25%, 2.00% PIK	13.44%	2/27/2023	2/27/2030	£2,597	3,031	3,345	1.45
Celerion Buyer, Inc.	^	(2)(3)(11)	Healthcare & Pharmaceuticals	SOFR	6.50%	11.77%	11/3/2022	11/3/2029	3,113	3,031	3,151	1.37
CoreWeave Compute Acquisition Co. II, LLC	#	(2)(3)	High Tech Industries	SOFR	8.75%	14.06%	7/30/2023	7/30/2028	1,216	1,197	1,198	0.52
Coupa Holdings, LLC	#	(2)(3)(11)	Software	SOFR	7.50%	12.81%	2/27/2023	2/28/2030	2,159	2,104	2,209	0.96
CPI Intermediate Holdings, Inc.	^	(2)(3)(11)	Telecommunications	SOFR	5.50%	10.82%	10/6/2022	10/6/2029	11,500	11,292	11,371	4.94

CARLYLE SECURED LENDING III
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2024
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets
CST Holding Company	^	(2)(3)(9)(11)	Consumer Goods: Non-Durable	SOFR	6.75%	12.18%	11/1/2022	11/1/2028	$4,969	$4,837	$5,072	2.21%
DCA Investment Holding LLC	#	(2)(3)	Healthcare & Pharmaceuticals	SOFR	6.41%	11.71%	2/25/2022	4/3/2028	2	2	2	0.00
Denali Midco 2, LLC	#^	(2)(3)(9)	Consumer Services	SOFR	6.50%	11.93%	9/15/2022	12/22/2027	9,917	9,695	9,917	4.31
Dwyer Instruments, Inc.	#^	(2)(3)(9)(11)	Capital Equipment	SOFR	5.75%	11.15%	7/21/2021	7/21/2027	13,774	13,582	13,774	5.99
Eliassen Group, LLC	#^	(2)(3)(11)	Business Services	SOFR	5.50%	10.81%	4/14/2022	4/14/2028	8,706	8,580	8,675	3.77
Ellkay, LLC	#	(2)(3)(9)(11)	Healthcare & Pharmaceuticals	SOFR	5.50%, 2.00% PIK	12.96%	9/14/2021	9/14/2027	3	3	3	0.00
Excel Fitness Holdings, Inc.	^	(2)(3)(9)(11)	Leisure Products & Services	SOFR	5.50%	10.81%	8/3/2023	4/29/2029	1,741	1,682	1,741	0.76
Excel Fitness Holdings, Inc.	^	(2)(3)(9)(11)	Leisure Products & Services	SOFR	5.25%	10.70%	4/29/2022	4/29/2029	4,094	4,021	4,077	1.77
Excelitas Technologies Corp.	^	(2)(3)(9)(11)	Capital Equipment	SOFR	5.75%	11.16%	8/12/2022	8/12/2029	5,503	5,404	5,565	2.42
Excelitas Technologies Corp.	^	(2)	Capital Equipment	EURIBOR	5.75%	9.65%	8/12/2022	8/12/2029	€1,175	1,187	1,281	0.56
FPG Intermediate Holdco, LLC	#	(2)(3)(9)	Consumer Services	SOFR	2.75%, 4.00% PIK	12.08%	8/5/2022	3/5/2027	36	35	33	0.01
GS AcquisitionCo, Inc.	^	(2)(3)(11)	Software	SOFR	5.00%	10.30%	3/26/2024	5/25/2028	4,082	4,066	4,082	1.78
Guidehouse LLP	#^	(2)(3)	Sovereign & Public Finance	SOFR	3.75%, 2.00% PIK	11.08%	9/30/2022	12/16/2030	5,969	5,968	6,018	2.62
Hercules Borrower LLC	#	(2)(3)(9)	Environmental Industries	SOFR	5.50%	10.91%	9/10/2021	12/14/2026	1	1	1	0.00
Hoosier Intermediate, LLC	#	(2)(3)(9)(11)	Healthcare & Pharmaceuticals	SOFR	5.00%	10.46%	11/15/2021	11/15/2028	4	4	4	0.00
HS Spa Holdings Inc.	^	(2)(3)(11)	Consumer Services	SOFR	5.75%	11.09%	6/2/2022	6/2/2029	869	854	869	0.38
HS Spa Holdings Inc.	#	(2)(3)(11)	Consumer Services	SOFR	5.25%	10.55%	3/12/2024	6/2/2029	—	(1)	(1)	0.00
Icefall Parent, Inc.	^	(2)(3)(11)	Software	SOFR	6.50%	11.80%	1/26/2024	1/26/2030	2,604	2,548	2,554	1.11
IQN Holding Corp.	^	(2)(3)(11)	Business Services	SOFR	5.25%	10.59%	5/2/2022	5/2/2029	3,033	2,993	3,033	1.32
iRobot Corporation	#	(2)(3)(7)(9)	Consumer Goods: Durable	SOFR	6.50%, 2.50% PIK	14.45%	7/25/2023	7/31/2026	4,321	4,321	4,191	1.82
Jeg's Automotive, LLC	#	(2)(3)(9)	Automotive	SOFR	6.00%	11.47%	12/22/2021	12/22/2027	4	4	4	0.00
Kaseya, Inc.	#	(2)(3)(11)	High Tech Industries	SOFR	3.50%, 2.50% PIK	11.31%	6/23/2022	6/23/2029	1,416	1,325	1,416	0.62
LVF Holdings, Inc.	#	(2)(3)(9)(11)	Beverage & Food	SOFR	5.75%	11.21%	6/10/2021	6/10/2027	19	19	19	0.01
Material Holdings, LLC	#	(2)(3)(9)	Business Services	SOFR	6.00%	11.41%	8/19/2021	8/19/2027	5	5	4	0.00
Maverick Acquisition, Inc.	#	(2)(3)(9)	Aerospace & Defense	SOFR	6.25%	11.55%	6/1/2021	6/1/2027	21	21	16	0.01
Medical Manufacturing Technologies, LLC	#^	(2)(3)(9)(11)	Healthcare & Pharmaceuticals	SOFR	5.75%	11.21%	12/23/2021	12/23/2027	1,833	1,795	1,797	0.78
NEFCO Holding Company LLC	#^	(2)(3)(9)(11)	Construction & Building	SOFR	6.50%	12.06%	8/5/2022	8/5/2028	9,663	9,462	9,783	4.25
North Haven Fairway Buyer, LLC	#^	(2)(3)(11)	Consumer Services	SOFR	6.50%	11.81%	5/17/2022	5/17/2028	15,149	14,915	15,308	6.67

CARLYLE SECURED LENDING III
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2024
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **		Amortized Cost (4)	Fair Value (5)	% of Net Assets
North Haven Stallone Buyer, LLC	#	(2)(3)	Consumer Services	SOFR	5.50%	11.18%	10/11/2022	5/24/2027		$199	$196	$195	0.08%
North Haven Stallone Buyer, LLC	#	(2)(3)(9)(11)	Consumer Services	SOFR	6.00%	11.66%	11/3/2023	5/24/2027		1,877	1,775	1,825	0.79
Oak Purchaser, Inc.	#^	(2)(3)(11)	Business Services	SOFR	5.50%	10.81%	4/28/2022	4/28/2028		6,725	6,673	6,599	2.87
Oak Purchaser, Inc.	^	(2)(3)(11)	Business Services	SOFR	5.50%	10.81%	2/1/2024	4/28/2028		758	716	717	0.31
Oranje Holdco, Inc.	#^	(2)(3)(11)	Business Services	SOFR	7.50%	12.81%	2/1/2023	2/1/2029		8,052	7,859	8,137	3.54
Park County Holdings, LLC	^	(2)(3)(8)	Media: Advertising, Printing & Publishing	SOFR	7.28%	12.61%	11/29/2023	11/29/2029		11,503	11,277	11,388	4.95
PDI TA Holdings, Inc	^	(2)(3)(11)	Software	SOFR	5.50%	10.83%	2/1/2024	2/1/2031		4,907	4,836	4,834	2.10
Pestco Intermediate, LLC	^	(2)(3)(9)(11)	Environmental Industries	SOFR	6.00%	11.46%	2/6/2023	2/17/2028		6,039	5,845	6,096	2.65
PF Atlantic Holdco 2, LLC	#	(2)(3)(9)(11)	Leisure Products & Services	SOFR	5.50%	11.06%	11/12/2021	11/12/2027		5	5	4	0.00
PF Atlantic Holdco 2, LLC	^	(2)(3)(9)(11)	Leisure Products & Services	SOFR	6.00%	11.31%	11/21/2023	11/12/2027		319	253	328	0.14
Project Castle, Inc.	^	(2)(3)	Capital Equipment	SOFR	5.50%	10.83%	6/24/2022	6/1/2029		985	900	891	0.39
Pushpay USA Inc.	#^	(2)(3)(9)(11)	Diversified Financial Services	SOFR	6.75%	12.21%	5/10/2023	5/10/2030		11,977	11,625	12,089	5.26
PXO Holdings I Corp.	#	(2)(3)(9)(11)	Chemicals, Plastics & Rubber	SOFR	5.50%	10.96%	3/8/2022	3/8/2028		4	4	4	0.00
QNNECT, LLC	^	(2)(3)(11)	Aerospace & Defense	SOFR	7.00%	12.17%	11/2/2022	11/2/2029		5,289	5,120	5,421	2.36
Quantic Electronics, LLC	#	(2)(3)(9)	Aerospace & Defense	SOFR	6.25%	11.66%	8/17/2021	3/1/2027		7	7	7	0.00
Radwell Parent, LLC	#^	(2)(3)(11)	Wholesale	SOFR	6.75%	12.05%	12/1/2022	4/1/2029		13,988	13,615	14,230	6.20
RSC Acquisition, Inc.	^	(2)(3)(9)	Diversified Financial Services	SOFR	5.50%	10.96%	5/31/2022	11/1/2029		10,202	10,136	10,096	4.39
SCP Eye Care HoldCo, LLC	#^	(2)(3)(9)(11)	Healthcare & Pharmaceuticals	SOFR	5.75%	11.18%	10/7/2022	10/7/2029		9,415	9,149	9,415	4.09
Smarsh Inc.	#	(2)(3)(11)	Software	SOFR	5.75%	11.06%	2/18/2022	2/18/2029		1	1	1	0.00
Spotless Brands, LLC	#^	(2)(3)(9)(11)	Consumer Services	SOFR	6.50%	11.97%	6/21/2022	7/25/2028		13,937	13,714	14,101	6.14
Summit Acquisition, Inc.	^	(2)(3)(11)	Diversified Financial Services	SOFR	6.75%	12.06%	5/4/2023	5/1/2030		4,444	4,282	4,544	1.98
TIBCO Software Inc.	#	(2)(3)	High Tech Industries	SOFR	4.50%	9.91%	9/30/2022	3/31/2029		2,475	2,288	2,462	1.07
Trader Corporation (Canada)	#^	(2)(3)(7)(11)	Automotive	CDOR	6.75%	12.04%	12/22/2022	12/22/2029	C$	11,960	8,588	9,020	3.92
Tufin Software North America, Inc.	^	(2)(3)(9)(11)	Software	SOFR	7.69%	13.12%	8/17/2022	8/17/2028		7,465	7,346	7,427	3.23
USALCO, LLC	#	(2)(3)(9)	Chemicals, Plastics & Rubber	SOFR	6.00%	11.56%	10/19/2021	10/19/2027		5	5	5	0.00
USR Parent Inc.	^	(2)(3)(8)	Retail	SOFR	7.60%	12.93%	4/22/2022	4/25/2027		3,667	3,642	3,649	1.59
Vensure Employee Services, Inc.	#	(2)(3)(11)	Business Services	SOFR	5.25%	10.57%	12/15/2023	3/26/2027		719	684	702	0.31
Wineshipping.com LLC	#	(2)(3)(9)(11)	Beverage & Food	SOFR	5.75%	11.24%	10/29/2021	10/29/2027		4	4	4	0.00

CARLYLE SECURED LENDING III
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2024
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets
Yellowstone Buyer Acquisition, LLC	#	(2)(3)(9)	Consumer Goods: Durable	SOFR	5.75%	11.15%	9/13/2021	9/13/2027	$2	$2	$2	0.00%
First Lien Debt Total										$340,762	$346,533	150.70%
Second Lien Debt (0.0% of fair value)
11852604 Canada Inc. (Canada)	#	(2)(3)(7)(9)	Healthcare & Pharmaceuticals	SOFR	9.50% (100% PIK)	14.95%	9/30/2021	9/30/2028	$4	$4	$4	0.00%
AP Plastics Acquisition Holdings, LLC	#	(2)(3)(9)	Chemicals, Plastics & Rubber	SOFR	7.50%	12.93%	8/10/2021	8/10/2029	10	10	10	0.00
Second Lien Debt Total										$14	$14	0.00%

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
Equity Investments (0.2% of fair value)
Blackbird Holdco, Inc.	#	(6)	Capital Equipment	12/14/2021	0	$2	$2	0.00%
Buckeye Parent, LLC	#	(6)(10)	Automotive	12/22/2021	0	0	0	0.00
GB Vino Parent, L.P.	#	(6)(10)	Beverage & Food	10/29/2021	0	0	0	0.00
NearU Holdings LLC	#	(6)(10)	Consumer Services	8/16/2022	5	494	228	0.10
NEFCO Holding Company LLC	#	(6)	Construction & Building	8/5/2022	0	152	152	0.07
Pascal Ultimate Holdings, L.P	#	(6)(10)	Capital Equipment	7/21/2021	0	0	0	0.00
Profile Holdings I, LP	#	(6)(10)	Chemicals, Plastics & Rubber	3/8/2022	0	0	0	0.00
Summit K2 Midco, Inc.	#	(6)(10)	Diversified Financial Services	4/27/2023	91	91	121	0.05
Talon MidCo 1 Limited	#	(6)(10)	Software	8/17/2022	136	194	211	0.09
Equity Investments Total						$933	$714	0.31%
Total investments—non-controlled/non-affiliated						$341,709	$347,261	151.01%
Total investments						$341,709	$347,261	151.01%
# Denotes that all or a portion of the assets are owned by Carlyle Secured Lending III (together with its consolidated subsidiary, “we,” “us,” “our,” “CSL III,” or the “Company”). The Company has entered into a senior secured revolving credit facility (as amended, the “Subscription Facility”). The lenders of the Subscription Facility have a first lien security interest in substantially all of the portfolio investments held by the Company (see Note 5, Borrowings, to these unaudited consolidated financial statements). Accordingly, such assets are not available to creditors of the Company's wholly owned subsidiary, Carlyle Secured Lending III SPV, L.L.C. (the “SPV”).
^ Denotes that all or a portion of the assets are owned by the Company’s wholly owned subsidiary, the SPV. The SPV has entered into a senior secured revolving credit facility (the “SPV Credit Facility” and, together with the Subscription Facility, the “Credit Facilities”). The lenders of the SPV Credit Facility have a first lien security interest in substantially all of the assets of the SPV (see Note 5, Borrowings, to these unaudited consolidated financial statements). Accordingly, such assets are not available to creditors of the Company.
** Par amount is denominated in USD (“$”) unless otherwise noted, as denominated in Canadian Dollar (“C$”), Euro (“€”) or British Pound (“£”).
(1)    Unless otherwise indicated, issuers of debt and equity investments held by the Company are domiciled in the United States. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of March 31, 2024, the Company does not “control” any of these portfolio companies. Under

CARLYLE SECURED LENDING III
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2024
(amounts in thousands) (unaudited)

the Investment Company Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of March 31, 2024, the Company is not an “affiliated person” of any of these portfolio companies. Certain portfolio company investments are subject to contractual restrictions on sales.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either the Secured Overnight Financing Rate (“SOFR”) or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of March 31, 2024. As of March 31, 2024, the reference rates for variable rate loans were the 30-day SOFR at 5.33%, the 90-day SOFR at 5.30%, the 180-day SOFR at 5.22%, the daily SONIA at 5.19%, the 90-day EURIBOR at 3.89% and the 30-day CDOR at 5.30%.
(3)Loan includes interest rate floor feature, which ranges from 0.50% to 3.00%.
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
(6)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act, unless otherwise noted. As of March 31, 2024, the aggregate fair value of these securities is $714, or 0.31%, of the Company's net assets.
(7)The Company has determined the indicated investments are non-qualifying assets under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.
(8)In addition to the interest earned based on the stated interest rate of this loan, which is the amount reflected in this schedule, the Company is entitled to receive additional interest as a result of an agreement among lenders, which has been included in the spread of each applicable investment. Pursuant to the agreement among lenders in respect of this loan, this investment represents a first lien/last out loan, which has a secondary priority behind the first lien/first out loan with respect to principal, interest and other payments.
(9)Loans include a credit spread adjustment that ranges from 0.10% to 0.43%.
(10)Represents a non-income producing security as of March 31, 2024.
(11)As of March 31, 2024, the Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans:

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount **	Fair Value
First and Second Lien Debt—unfunded delayed draw and revolving term loans commitments
ADPD Holdings, LLC	Delayed Draw	1.00%	$6,354	$(671)
ADPD Holdings, LLC	Revolver	0.50	189	(20)
Allied Benefit Systems Intermediate LLC	Delayed Draw	1.00	948	7
Alpine Acquisition Corp II	Revolver	0.50	517	(31)
Applied Technical Services, LLC	Delayed Draw	1.00	387	(4)
Applied Technical Services, LLC	Revolver	0.50	72	(1)
Ardonagh Midco 3 PLC (United Kingdom)	Delayed Draw	1.00	405	(6)
Ascend Buyer, LLC	Revolver	0.50	0	(0)
Associations, Inc.	Delayed Draw	1.00	48	—
Associations, Inc.	Revolver	0.50	0	—
Athlete Buyer, LLC	Delayed Draw	1.00	7,128	(143)
Atlas US Finco, Inc.	Revolver	0.50	67	1
Avalara, Inc.	Revolver	0.50	1,350	20
Azurite Intermediate Holdings, Inc.	Delayed Draw	0.50	2,981	(45)
Azurite Intermediate Holdings, Inc.	Revolver	0.50	477	(7)
BlueCat Networks, Inc. (Canada)	Delayed Draw	1.00	3,699	(54)
Bradyifs Holdings, LLC	Delayed Draw	1.00	376	(3)
Bradyifs Holdings, LLC	Revolver	0.50	383	(4)

CARLYLE SECURED LENDING III
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2024
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount **	Fair Value
CD&R Madison Parent Ltd (United Kingdom)	Delayed Draw	1.50%	£429	$6
Celerion Buyer, Inc.	Delayed Draw	2.00	$499	5
Celerion Buyer, Inc.	Revolver	0.50	249	2
Coupa Holdings, LLC	Delayed Draw	1.00	193	4
Coupa Holdings, LLC	Revolver	0.50	148	3
CPI Intermediate Holdings, Inc.	Delayed Draw	1.00	2,783	(25)
CST Holding Company	Revolver	0.50	423	8
Dwyer Instruments, Inc.	Revolver	0.50	847	—
Eliassen Group, LLC	Delayed Draw	1.00	3,015	(8)
Ellkay, LLC	Revolver	0.50	0	(0)
Excel Fitness Holdings, Inc.	Delayed Draw	1.00	875	—
Excel Fitness Holdings, Inc.	Revolver	0.50	594	(2)
Excelitas Technologies Corp.	Delayed Draw	1.00	389	4
Excelitas Technologies Corp.	Revolver	0.50	288	3
GS AcquisitionCo, Inc.	Delayed Draw	0.50	450	—
GS AcquisitionCo, Inc.	Revolver	0.50	206	—
Hoosier Intermediate, LLC	Revolver	0.50	1	(0)
HS Spa Holdings Inc.	Delayed Draw	0.50	116	(1)
HS Spa Holdings Inc.	Revolver	0.50	104	—
Icefall Parent, Inc.	Revolver	0.50	248	(4)
IQN Holding Corp.	Delayed Draw	1.00	1,688	—
IQN Holding Corp.	Revolver	0.50	489	—
Kaseya, Inc.	Delayed Draw	1.00	4,211	—
Kaseya, Inc.	Revolver	0.50	385	—
LVF Holdings, Inc.	Revolver	0.38	2	(0)
Medical Manufacturing Technologies, LLC	Revolver	0.50	108	(2)
NEFCO Holding Company LLC	Delayed Draw	1.00	1,543	15
NEFCO Holding Company LLC	Revolver	0.50	795	8
North Haven Fairway Buyer, LLC	Revolver	0.50	703	7
North Haven Stallone Buyer, LLC	Delayed Draw	1.00	3,223	(33)
Oak Purchaser, Inc.	Delayed Draw	0.50	1,408	(27)
Oak Purchaser, Inc.	Revolver	0.50	584	(10)
Oranje Holdco, Inc.	Revolver	0.50	1,007	10
PDI TA Holdings, Inc	Delayed Draw	0.50	1,854	(19)
PDI TA Holdings, Inc	Revolver	0.50	556	(6)
Pestco Intermediate, LLC	Delayed Draw	1.00	1,546	11

CARLYLE SECURED LENDING III
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2024
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount **		Fair Value
Pestco Intermediate, LLC	Revolver	0.50%		$357	$3
PF Atlantic Holdco 2, LLC	Delayed Draw	1.00		3,193	(8)
PF Atlantic Holdco 2, LLC	Revolver	0.50		0	(0)
Pushpay USA Inc.	Revolver	0.50		926	8
PXO Holdings I Corp.	Revolver	0.50		0	(0)
QNNECT, LLC	Delayed Draw	1.00		1,325	26
Radwell Parent, LLC	Revolver	0.38		837	14
SCP Eye Care HoldCo, LLC	Delayed Draw	1.00		849	—
SCP Eye Care HoldCo, LLC	Revolver	0.50		358	—
Smarsh Inc.	Delayed Draw	1.00		0	—
Smarsh Inc.	Revolver	0.50		0	—
Spotless Brands, LLC	Revolver	0.50		457	5
Summit Acquisition, Inc.	Delayed Draw	1.00		1,031	17
Summit Acquisition, Inc.	Revolver	0.50		515	9
Trader Corporation (Canada)	Revolver	0.50	C$	906	25
Tufin Software North America, Inc.	Delayed Draw	—		52	(0)
Tufin Software North America, Inc.	Revolver	0.50		357	(2)
Vensure Employee Services, Inc.	Delayed Draw	1.00		1,779	(12)
Wineshipping.com LLC	Revolver	0.50		0	(0)
Total unfunded commitments				$70,157	$(911)
As of March 31, 2024, investments at amortized cost and fair value consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value
First Lien Debt	$340,762	$346,533	99.8%
Second Lien Debt	14	14	0.0
Equity Investments	933	714	0.2
Total	$341,709	$347,261	100.0%
The rate type of debt investments at amortized cost and fair value as of March 31, 2024 was as follows:

Rate Type	Amortized Cost	Fair Value	% of Fair Value of First and Second Lien Debt
Floating Rate	$340,776	$346,547	100.0%
Fixed Rate	—	—	—
Total	$340,776	$346,547	100.0%

CARLYLE SECURED LENDING III
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2024
(amounts in thousands) (unaudited)

The industry composition of investments at amortized cost and fair value as of March 31, 2024 was as follows:

Industry	Amortized Cost	Fair Value	% of Fair Value
Aerospace & Defense	$5,148	$5,444	1.6%
Automotive	8,592	9,024	2.6
Beverage & Food	23	23	0.0
Business Services	32,639	33,403	9.6
Capital Equipment	21,075	21,513	6.2
Chemicals, Plastics & Rubber	19	19	0.0
Construction & Building	17,398	17,770	5.1
Consumer Goods: Durable	4,323	4,193	1.2
Consumer Goods: Non-Durable	7,057	7,307	2.1
Consumer Services	49,232	48,735	14.0
Containers, Packaging & Glass	14,353	14,544	4.2
Diversified Financial Services	43,656	44,896	12.9
Environmental Industries	17,890	18,422	5.3
Healthcare & Pharmaceuticals	19,083	19,602	5.6
High Tech Industries	13,096	13,395	3.9
Leisure Products & Services	5,961	6,150	1.8
Media: Advertising, Printing & Publishing	11,277	11,388	3.3
Retail	3,642	3,649	1.1
Software	22,335	22,558	6.5
Sovereign & Public Finance	5,968	6,018	1.7
Telecommunications	11,292	11,371	3.3
Transportation: Cargo	9,507	9,027	2.6
Wholesale	18,143	18,810	5.4
Total	$341,709	$347,261	100.0%

CARLYLE SECURED LENDING III
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2024
(amounts in thousands) (unaudited)

The geographical composition of investments at amortized cost and fair value as of March 31, 2024 was as follows:

Geography	Amortized Cost	Fair Value	% of Fair Value
Australia	$2,922	$2,964	0.8%
Canada	15,848	16,284	4.7
United Kingdom	8,617	9,012	2.6
United States	314,322	319,001	91.9
Total	$341,709	$347,261	100.0%

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARLYLE SECURED LENDING III
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2023
(amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets
First Lien Debt (99.5% of fair value)
ADPD Holdings, LLC	#^	(2)(3)(8)(10)	Consumer Services	SOFR	6.00%	11.68%	8/16/2022	8/15/2028	$7,151	$6,922	$5,802	2.85%
AI Grace AUS Bidco Pty LTD (Australia)	^	(2)(3)(6)	Consumer Goods: Non-Durable	SOFR	6.50%	11.85%	12/5/2023	12/5/2029	2,286	2,218	2,217	1.09
Allied Benefit Systems Intermediate LLC	^	(2)(3)(10)	Healthcare & Pharmaceuticals	SOFR	5.25%	10.63%	10/31/2023	10/31/2030	5,183	5,093	5,091	2.50
Alpine Acquisition Corp II	#^	(2)(3)(8)(10)	Transportation: Cargo	SOFR	6.00%	11.46%	4/19/2022	11/30/2026	9,482	9,345	9,033	4.43
Apex Companies Holdings, LLC	#^	(2)(3)(10)	Environmental Industries	SOFR	6.25%	11.63%	1/31/2023	1/31/2028	10,015	9,726	10,040	4.93
Applied Technical Services, LLC	#	(2)(3)(8)	Business Services	SOFR	6.00%	11.43%	9/18/2023	12/29/2026	378	370	380	0.19
Ascend Buyer, LLC	#^	(2)(3)(8)(10)	Containers, Packaging & Glass	SOFR	6.40%	11.91%	9/30/2021	9/30/2028	14,749	14,374	14,380	7.06
Associations, Inc.	#^	(2)(3)(8)(10)	Construction & Building	SOFR	4.00%, 2.50% PIK	12.16%	7/2/2021	7/2/2027	5,817	5,775	5,794	2.84
Associations, Inc.	^	(2)(3)(8)	Construction & Building	SOFR	4.00%, 2.50% PIK	12.16%	10/10/2023	7/2/2027	1,259	1,247	1,254	0.62
Atlas AU Bidco Pty Ltd (Australia)	#	(2)(3)(6)(10)	High Tech Industries	SOFR	7.25%	12.58%	12/15/2022	12/12/2029	723	701	731	0.36
Atlas US Finco, Inc.	#	(2)(3)	High Tech Industries	SOFR	6.75%	12.40%	12/18/2023	12/10/2029	335	328	328	0.16
Avalara, Inc.	#^	(2)(3)(10)	Diversified Financial Services	SOFR	7.25%	12.60%	10/19/2022	10/19/2028	13,500	13,186	13,723	6.74
BlueCat Networks, Inc. (Canada)	#^	(2)(3)(6)(10)	High Tech Industries	SOFR	4.00%, 2.00% PIK	11.39%	8/8/2022	8/8/2028	7,420	7,244	7,181	3.53
Bradyifs Holdings, LLC	^	(2)(3)(10)	Wholesale	SOFR	6.00%	11.38%	10/31/2023	10/31/2029	4,641	4,536	4,533	2.23
CD&R Madison Parent Ltd (United Kingdom)	#^	(2)(6)(10)	Business Services	SONIA	6.25%, 2.00% PIK	13.44%	2/27/2023	2/27/2030	€2,585	3,015	3,352	1.65
CD&R Madison Parent Ltd (United Kingdom)	^	(2)(6)	Business Services	EURIBOR	5.75%, 2.00% PIK	11.71%	2/27/2023	2/27/2030	£1,218	1,254	1,365	0.67
Celerion Buyer, Inc.	^	(2)(3)(10)	Healthcare & Pharmaceuticals	SOFR	6.50%	11.93%	11/3/2022	11/3/2029	3,120	3,036	3,159	1.55
CoreWeave Compute Acquisition Co. II, LLC	#	(2)(3)(10)	High Tech Industries	SOFR	8.75%	14.13%	7/30/2023	7/30/2028	727	707	706	0.35
Coupa Holdings, LLC	#	(2)(3)(10)	Software	SOFR	7.50%	12.86%	2/27/2023	2/28/2030	2,160	2,103	2,210	1.08
CPI Intermediate Holdings, Inc.	^	(2)(3)(10)	Telecommunications	SOFR	5.50%	10.87%	10/6/2022	10/6/2029	11,529	11,313	11,408	5.60
CST Holding Company	^	(2)(3)(8)(10)	Consumer Goods: Non-Durable	SOFR	6.50%	11.86%	11/1/2022	11/1/2028	4,981	4,844	5,027	2.47
DCA Investment Holding LLC	#	(2)(3)	Healthcare & Pharmaceuticals	SOFR	6.41%	11.75%	2/25/2022	4/3/2028	2	2	2	0.00
Denali Midco 2, LLC	#^	(2)(3)(8)(10)	Consumer Services	SOFR	6.50%	11.96%	9/15/2022	12/22/2027	7,636	7,402	7,636	3.75
Dwyer Instruments, Inc.	#^	(2)(3)(8)(10)	Capital Equipment	SOFR	5.75%	11.20%	7/21/2021	7/21/2027	13,809	13,604	13,809	6.78
Eliassen Group, LLC	#^	(2)(3)(10)	Business Services	SOFR	5.50%	10.85%	4/14/2022	4/14/2028	8,728	8,595	8,584	4.21

CARLYLE SECURED LENDING III
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2023
(amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets
Ellkay, LLC	#	(2)(3)(8)(10)	Healthcare & Pharmaceuticals	SOFR	6.00%	11.28%	9/14/2021	9/14/2027	$3	$3	$3	0.00%
Excel Fitness Holdings, Inc.	^	(2)(3)(8)(10)	Leisure Products & Services	SOFR	5.50%	10.85%	8/3/2023	4/29/2029	1,745	1,684	1,737	0.85
Excel Fitness Holdings, Inc.	^	(2)(3)(8)(10)	Leisure Products & Services	SOFR	5.25%	10.75%	4/29/2022	4/29/2029	4,104	4,028	4,041	1.98
Excelitas Technologies Corp.	^	(2)(3)(8)(10)	Capital Equipment	SOFR	5.75%	11.23%	8/12/2022	8/12/2029	5,375	5,272	5,287	2.60
Excelitas Technologies Corp.	^	(2)	Capital Equipment	EURIBOR	5.75%	9.74%	8/12/2022	8/12/2029	€1,178	1,189	1,284	0.63
FPG Intermediate Holdco, LLC	#	(2)(3)(8)(10)	Consumer Services	SOFR	6.75%	12.29%	8/5/2022	3/5/2027	36	(137)	(72)	(0.04)
Guidehouse LLP	#^	(2)(3)	Sovereign & Public Finance	SOFR	3.75%, 2.00% PIK	11.11%	9/30/2022	12/16/2030	5,940	5,938	5,923	2.91
Hercules Borrower LLC	#	(2)(3)(8)(10)	Environmental Industries	SOFR	5.50%	10.95%	9/10/2021	12/14/2026	1	1	1	0.00
Hoosier Intermediate, LLC	#	(2)(3)(8)(10)	Healthcare & Pharmaceuticals	SOFR	5.00%	10.53%	11/15/2021	11/15/2028	4	4	4	0.00
HS Spa Holdings Inc.	^	(2)(3)(10)	Consumer Services	SOFR	5.75%	11.12%	6/2/2022	6/2/2029	861	846	862	0.42
IQN Holding Corp.	^	(2)(3)(10)	Business Services	SOFR	5.25%	10.64%	5/2/2022	5/2/2029	3,040	3,000	3,060	1.50
iRobot Corporation	#	(2)(3)(8)	Consumer Goods: Durable	SOFR	6.50%, 2.50% PIK	14.42%	7/25/2023	7/31/2026	4,939	4,939	5,125	2.52
Jeg's Automotive, LLC	#	(2)(3)(8)	Automotive	SOFR	6.00%	11.46%	12/22/2021	12/22/2027	5	5	3	0.00
Kaseya, Inc.	#	(2)(3)(10)	High Tech Industries	SOFR	3.50%, 2.50% PIK	11.38%	6/23/2022	6/23/2029	1,408	1,313	1,409	0.69
LVF Holdings, Inc.	#	(2)(3)(8)(10)	Beverage & Food	SOFR	5.75%	11.25%	6/10/2021	6/10/2027	20	19	19	0.01
Material Holdings, LLC	#	(2)(3)(8)	Business Services	SOFR	6.00%	11.45%	8/19/2021	8/19/2027	5	5	5	0.00
Maverick Acquisition, Inc.	#	(2)(3)(8)	Aerospace & Defense	SOFR	6.25%	11.60%	6/1/2021	6/1/2027	21	21	17	0.01
Medical Manufacturing Technologies, LLC	#	(2)(3)(8)(10)	Healthcare & Pharmaceuticals	SOFR	5.50%	11.01%	12/23/2021	12/23/2027	4	3	4	0.00
NEFCO Holding Company LLC	#^	(2)(3)(8)(10)	Construction & Building	SOFR	6.50%	12.14%	8/5/2022	8/5/2028	7,083	6,961	7,102	3.49
NEFCO Holding Company LLC	#	(2)(3)(8)(10)	Construction & Building	SOFR	6.50%	12.03%	12/1/2023	8/5/2028	444	389	451	0.22
North Haven Fairway Buyer, LLC	#^	(2)(3)(10)	Consumer Services	SOFR	6.50%	11.85%	5/17/2022	5/17/2028	14,965	14,719	15,124	7.42
North Haven Stallone Buyer, LLC	#	(2)(3)	Consumer Services	SOFR	5.50%	11.29%	10/11/2022	5/24/2027	199	196	194	0.10
North Haven Stallone Buyer, LLC	#	(2)(3)(8)(10)	Consumer Services	SOFR	6.00%	11.14%	11/3/2023	5/24/2027	323	213	232	0.11
Oak Purchaser, Inc.	#^	(2)(3)(10)	Business Services	SOFR	5.50%	10.87%	4/28/2022	4/28/2028	6,422	6,367	6,217	3.05
Oranje Holdco, Inc.	#^	(2)(3)(10)	Business Services	SOFR	7.50%	12.88%	2/1/2023	2/1/2029	8,052	7,852	8,123	3.99
Park County Holdings, LLC	^	(2)(3)(9)	Media: Advertising, Printing & Publishing	SOFR	7.11%	12.47%	11/29/2023	11/29/2029	12,000	11,756	11,754	5.77

CARLYLE SECURED LENDING III
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2023
(amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **		Amortized Cost (4)	Fair Value (5)	% of Net Assets
Pestco Intermediate, LLC	^	(2)(3)(8)(10)	Environmental Industries	SOFR	6.50%	12.03%	2/6/2023	2/17/2028		$5,518	$5,313	$5,450	2.68%
PF Atlantic Holdco 2, LLC	#	(2)(3)(8)(10)	Leisure Products & Services	SOFR	5.50%	11.12%	11/12/2021	11/12/2027		5	5	4	0.00
PF Atlantic Holdco 2, LLC	^	(2)(3)(8)(10)	Leisure Products & Services	SOFR	6.00%	11.37%	11/21/2023	11/12/2027		319	250	290	0.14
Project Castle, Inc.	^	(2)(3)	Capital Equipment	SOFR	5.50%	10.89%	6/24/2022	6/1/2029		988	900	871	0.43
Pushpay USA Inc.	#^	(2)(3)(8)(10)	Diversified Financial Services	SOFR	6.75%	12.28%	5/10/2023	5/10/2030		12,007	11,644	11,953	5.87
PXO Holdings I Corp.	#	(2)(3)(8)(10)	Chemicals, Plastics & Rubber	SOFR	5.50%	11.00%	3/8/2022	3/8/2028		5	5	5	0.00
QNNECT, LLC	^	(2)(3)(10)	Aerospace & Defense	SOFR	7.00%	12.38%	11/2/2022	11/2/2029		5,302	5,128	5,420	2.66
Quantic Electronics, LLC	#	(2)(3)(8)	Aerospace & Defense	SOFR	6.25%	11.70%	8/17/2021	3/1/2027		7	7	7	0.00
Radwell Parent, LLC	#^	(2)(3)(10)	Wholesale	SOFR	6.75%	12.10%	12/1/2022	4/1/2029		14,023	13,635	14,112	6.93
RSC Acquisition, Inc.	^	(2)(3)(8)	Diversified Financial Services	SOFR	5.50%	10.93%	5/31/2022	11/1/2029		10,228	10,159	10,162	4.99
SCP Eye Care HoldCo, LLC	#^	(2)(3)(8)(10)	Healthcare & Pharmaceuticals	SOFR	5.75%	11.21%	10/7/2022	10/7/2029		9,436	9,161	9,347	4.59
Smarsh Inc.	#	(2)(3)(10)	Software	SOFR	5.75%	11.10%	2/18/2022	2/18/2029		1	1	1	0.00
Spotless Brands, LLC	#^	(2)(3)(8)(10)	Consumer Services	SOFR	6.50%	12.03%	6/21/2022	7/25/2028		14,095	13,860	14,104	6.92
Summit Acquisition, Inc.	^	(2)(3)(10)	Diversified Financial Services	SOFR	6.75%	12.10%	5/4/2023	5/1/2030		4,455	4,288	4,482	2.20
TIBCO Software Inc.	#	(2)(3)	High Tech Industries	SOFR	4.50%	9.95%	9/30/2022	3/31/2029		2,481	2,287	2,419	1.19
Trader Corporation (Canada)	#^	(2)(3)(6)(10)	Automotive	CDOR	6.75%	12.19%	12/22/2022	12/22/2029	C$	11,990	8,604	9,156	4.49
Tufin Software North America, Inc.	^	(2)(3)(8)(10)	Software	SOFR	7.69%	13.20%	8/17/2022	8/17/2028		7,414	7,289	7,348	3.61
USALCO, LLC	#	(2)(3)(8)	Chemicals, Plastics & Rubber	SOFR	6.00%	11.61%	10/19/2021	10/19/2027		5	5	5	0.00
USR Parent Inc.	^	(2)(3)(9)	Retail	SOFR	7.60%	12.94%	4/22/2022	4/25/2027		3,778	3,751	3,740	1.84
Vensure Employee Services, Inc.	#	(2)(3)(10)	Business Services	SOFR	5.25%	10.63%	12/15/2023	3/26/2027		305	268	267	0.13
Wineshipping.com LLC	#	(2)(3)(8)(10)	Beverage & Food	SOFR	5.75%	11.29%	10/29/2021	10/29/2027		3	3	3	0.00
Yellowstone Buyer Acquisition, LLC	#	(2)(3)(8)	Consumer Goods: Durable	SOFR	5.75%	11.18%	9/13/2021	9/13/2027		2	2	2	0.00
First Lien Debt Total											$310,091	$314,802	154.54%

Second Lien Debt (0.0% of fair value)
11852604 Canada Inc. (Canada)	#	(2)(3)(6)(8)	Healthcare & Pharmaceuticals	SOFR	9.50% (100% PIK)	15.04%	9/30/2021	9/30/2028		4	4	4	0.00

CARLYLE SECURED LENDING III
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2023
(amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets
AP Plastics Acquisition Holdings, LLC	#	(2)(3)(8)	Chemicals, Plastics & Rubber	SOFR	7.50%	12.96%	8/10/2021	8/10/2029	$10	$10	$10	—%
Second Lien Debt Total										$14	$14	—%

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
Equity Investments (0.5% of fair value)
Blackbird Holdco, Inc.	#	(7)	Capital Equipment	12/14/2021	0	$2	$2	0.00%
Buckeye Parent, LLC	#	(7)(11)	Automotive	12/22/2021	0	0	0	0.00
GB Vino Parent, L.P.	#	(7)(11)	Beverage & Food	10/29/2021	0	0	0	0.00
NearU Holdings LLC	#	(7)(11)	Consumer Services	8/16/2022	5	494	228	0.11
NEFCO Holding Company LLC	#	(7)	Construction & Building	8/5/2022	0	152	152	0.07
Pascal Ultimate Holdings, L.P	#	(7)(11)	Capital Equipment	7/21/2021	0	0	0	0.00
Picard Parent, Inc.	#	(7)	High Tech Industries	9/30/2022	1	724	797	0.39
Profile Holdings I, LP	#	(7)(11)	Chemicals, Plastics & Rubber	3/8/2022	0	0	0	0.00
Summit K2 Midco, Inc.	#	(7)(11)	Diversified Financial Services	4/27/2023	91	91	121	0.06
Talon MidCo 1 Limited	#	(7)(11)	Software	8/17/2022	136	194	226	0.11
Equity Investments Total						$1,657	$1,526	0.74%
Total investments—non-controlled/non-affiliated						$311,762	$316,342	155.28%
Total investments						$311,762	$316,342	155.28%
# Denotes that all or a portion of the assets are owned by Carlyle Secured Lending III (together with its consolidated subsidiary, “we,” “us,” “our,” “CSL III,” or the “Company”). The Company has entered into a senior secured revolving credit facility ( as amended, the “Subscription Facility”). The lenders of the Subscription Facility have a first lien security interest in substantially all of the portfolio investments held by the Company (see Note 5, Borrowings, to these unaudited consolidated financial statements). Accordingly, such assets are not available to creditors of the Company's wholly owned subsidiary, Carlyle Secured Lending III SPV, L.L.C. (the “SPV”).
^ Denotes that all or a portion of the assets are owned by the Company’s wholly owned subsidiary, the SPV. The SPV has entered into a senior secured revolving credit facility (the “SPV Credit Facility” and, together with the Subscription Facility, the “Credit Facilities”). The lenders of the SPV Credit Facility have a first lien security interest in substantially all of the assets of the SPV (see Note 5, Borrowings, to these unaudited consolidated financial statements). Accordingly, such assets are not available to creditors of the Company.
** Par amount is denominated in USD (“$”) unless otherwise noted, as denominated in Canadian Dollar (“C$”), Euro (“€”) or British Pound (“£”).
(1)Unless otherwise indicated, issuers of debt and equity investments held by the Company are domiciled in the United States. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of December 31, 2023, the Company does not “control” any of these portfolio companies. Under the Investment Company Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of December 31, 2023, the Company is not an “affiliated person” of any of these portfolio companies. Certain portfolio company investments are subject to contractual restrictions on sales.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either the Secured Overnight Financing Rate (“SOFR”) or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of December 31, 2023. As of December 31, 2023, the reference rates for variable rate loans were the 30-day SOFR at 5.35%, the 90-day SOFR at 5.33%, the 180-day SOFR at 5.16%, the daily SONIA at .5.19%, the 90-day EURIBOR at 3.91% and the 30-day CDOR at 5.45%.
(3)Loan includes interest rate floor feature, which ranges from 0.50% to 3.00%.
(4)Amortized cost represents original cost, including origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion/amortization of discounts/premiums, as applicable, on debt investments using the effective interest method.

CARLYLE SECURED LENDING III
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2023
(amounts in thousands)
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
(10)As of December 31, 2023, the Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans:

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount **	Fair Value
First and Second Lien Debt—unfunded delayed draw and revolving term loans commitments
ADPD Holdings, LLC	Delayed Draw	1.00%	$6,354	$(598)
ADPD Holdings, LLC	Revolver	0.50	828	(78)
Allied Benefit Systems Intermediate LLC	Delayed Draw	1.00	948	(14)
Alpine Acquisition Corp II	Revolver	0.50	689	(30)
Apex Companies Holdings, LLC	Delayed Draw	1.00	2,305	5
Ascend Buyer, LLC	Revolver	0.50	0	(0)
Associations, Inc.	Delayed Draw	1.00	48	(0)
Associations, Inc.	Revolver	0.50	0	(0)
Atlas AU Bidco Pty Ltd (Australia)	Revolver	0.50	67	1
Avalara, Inc.	Revolver	0.50	1,350	20
BlueCat Networks, Inc. (Canada)	Delayed Draw	1.00	3,699	(79)
Bradyifs Holdings, LLC	Delayed Draw	1.00	376	(8)
Bradyifs Holdings, LLC	Revolver	0.50	383	(8)
CD&R Madison Parent Ltd (United Kingdom)	Delayed Draw	0.50	£429	5
Celerion Buyer, Inc.	Delayed Draw	2.00	499	5
Celerion Buyer, Inc.	Revolver	0.50	249	2
CoreWeave Compute Acquisition Co. II, LLC	Delayed Draw	1.00	489	(9)
Coupa Holdings, LLC	Delayed Draw	1.00	193	4
Coupa Holdings, LLC	Revolver	0.50	148	3
CPI Intermediate Holdings, Inc.	Delayed Draw	1.00	2,783	(24)
CST Holding Company	Revolver	0.50	423	4
Denali Midco 2, LLC	Delayed Draw	1.00	2,300	—
Dwyer Instruments, Inc.	Revolver	0.50	847	—
Eliassen Group, LLC	Delayed Draw	1.00	3,015	(37)
Ellkay, LLC	Revolver	0.50	1	(0)
Excel Fitness Holdings, Inc.	Delayed Draw	1.00	875	(3)

CARLYLE SECURED LENDING III
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2023
(amounts in thousands)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount **		Fair Value
Excel Fitness Holdings, Inc.	Revolver	0.50%		$594	$(8)
Excelitas Technologies Corp.	Delayed Draw	1.00		389	(6)
Excelitas Technologies Corp.	Revolver	0.50		429	(6)
FPG Intermediate Holdco, LLC	Delayed Draw	1.00		12,317	(108)
Hercules Borrower LLC	Delayed Draw	1.00		1	0
Hoosier Intermediate, LLC	Revolver	0.50		1	0
HS Spa Holdings Inc.	Revolver	0.50		114	0
IQN Holding Corp.	Delayed Draw	1.00		1,688	6
IQN Holding Corp.	Revolver	0.50		489	2
Kaseya, Inc.	Delayed Draw	1.00		4,211	1
Kaseya, Inc.	Revolver	0.50		385	—
LVF Holdings, Inc.	Revolver	0.38		2	(0)
Medical Manufacturing Technologies, LLC	Revolver	0.50		0	—
NEFCO Holding Company LLC	Delayed Draw	1.00		2,401	6
NEFCO Holding Company LLC	Revolver	0.50		538	1
North Haven Fairway Buyer, LLC	Revolver	0.50		923	9
North Haven Stallone Buyer, LLC	Delayed Draw	1.00		4,781	(86)
Oak Purchaser, Inc.	Delayed Draw	0.50		303	(8)
Oak Purchaser, Inc.	Revolver	0.50		584	(16)
Oranje Holdco, Inc.	Revolver	0.50		1,007	8
Pestco Intermediate, LLC	Delayed Draw	2.00		2,081	(18)
Pestco Intermediate, LLC	Revolver	0.50		357	(3)
PF Atlantic Holdco 2, LLC	Delayed Draw	1.00		3,193	(27)
PF Atlantic Holdco 2, LLC	Revolver	0.50		0	(0)
Pushpay USA Inc.	Revolver	0.50		926	(4)
PXO Holdings I Corp.	Delayed Draw	1.00		0	(0)
PXO Holdings I Corp.	Revolver	0.50		0	(0)
QNNECT, LLC	Delayed Draw	1.00		1,325	24
Radwell Parent, LLC	Revolver	0.38		837	5
SCP Eye Care HoldCo, LLC	Delayed Draw	1.00		849	(7)
SCP Eye Care HoldCo, LLC	Revolver	0.50		358	(3)
Smarsh Inc.	Delayed Draw	1.00		0	(0)
Smarsh Inc.	Revolver	0.50		0	(0)
Spotless Brands, LLC	Revolver	0.50		358	0
Summit Acquisition, Inc.	Delayed Draw	0.50		1,031	5
Summit Acquisition, Inc.	Revolver	0.50		515	2
Trader Corporation (Canada)	Revolver	1.00	C$	906	13

CARLYLE SECURED LENDING III
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2023
(amounts in thousands)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount **	Fair Value
Tufin Software North America, Inc.	Delayed Draw	—%	$35	$(0)
Tufin Software North America, Inc.	Revolver	0.50	357	(3)
Vensure Employe Services, Inc.	Delayed Draw	1.00	2,195	(33)
Wineshipping.com LLC	Revolver	0.50	0	(0)
			$75,674	$(1,093)
(11)Represents a non-income producing security as of December 31, 2023.
As of December 31, 2023, investments at amortized cost and fair value consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value
First Lien Debt	$310,091	$314,802	99.5%
Second Lien Debt	14	14	0.0
Equity Investments	1,657	1,526	0.5
Total	$311,762	$316,342	100.0%
The rate type of debt investments at amortized cost and fair value as of December 31, 2023 was as follows:

Rate Type	Amortized Cost	Fair Value	% of Fair Value of First and Second Lien Debt
Floating Rate	$310,105	$314,816	100.0%
Fixed Rate	—	—	—
Total	$310,105	$314,816	100.0%

CARLYLE SECURED LENDING III
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2023
(amounts in thousands)
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

CARLYLE SECURED LENDING III
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
As of March 31, 2024
(amounts in thousands, except share and per share data, unless otherwise indicated)
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
The interim consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. Accordingly, certain disclosures accompanying the annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments considered necessary for the fair presentation of consolidated financial statements for the interim periods presented have been included. These adjustments are of a normal, recurring nature. This Form 10-Q should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2023. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the operating results to be expected for the full year.
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
Investments
Investment transactions are recorded on the trade date. Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment at the time of exit using the specific identification method without regard to unrealized appreciation or depreciation previously recognized, and includes investments charged off during the period, net of recoveries. Net change in unrealized appreciation or depreciation on investments as presented in the accompanying Consolidated Statements of Operations reflects the net change in the fair value of investments, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized. See Note 3, Fair Value Measurements, to these unaudited consolidated financial statements for further information about fair value measurements.
Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash consist of demand deposits and highly liquid investments (e.g., money market funds, U.S. treasury notes) with original maturities of three months or less. Cash equivalents are carried at amortized cost, which approximates fair value. The Company’s cash, cash equivalents and restricted cash are held with two large financial institutions and cash held in such financial institutions may, at times, exceed the Federal Deposit Insurance Corporation insured limit. As of March 31, 2024 and December 31, 2023, the Company held restricted cash balances of $9,367 and $5,120, respectively, which represent amounts that are collected and held by trustees appointed by the Company for payment of interest expense and principal on the outstanding borrowings, or reinvestment into new assets. The amounts are held by the trustees as custodians of the assets securing certain of the Company’s financing transactions. As of March 31, 2024 and December 31,

2023, approximately $466 and $254, respectively, of the restricted cash balances were denominated in a foreign currency. As of March 31, 2024 and December 31, 2023, the cost of foreign currencies was $481 and $257, respectively.
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
The Company may have loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK income represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. As of March 31, 2024 and December 31, 2023, the fair value of the loans in the portfolio with PIK provisions was $30,718 and $31,407, respectively, which represents approximately 8.8% and 9.9%, respectively, of total investments at fair value. For the three months ended March 31, 2024 and 2023, the Company earned $164 and $139, in PIK income, respectively.
Other Income
Other income may include income such as consent, waiver, amendment, unused, underwriting and prepayment fees associated with the Company’s investment activities as well as any fees for managerial assistance services rendered by the Company to the portfolio companies. Such fees are recognized as income when earned or the services are rendered. The Company may receive fees for guaranteeing the outstanding debt of a portfolio company. Such fees are amortized into other income over the life of the guarantee. The unamortized amount, if any, is included in prepaid expenses and other assets in the accompanying Consolidated Statements of Assets and Liabilities. For the three months ended March 31, 2024 and 2023, the Company earned $798 and $226, respectively, in other income, primarily from amendment, prepayment, and commitment fees.
Non-Accrual Income
Loans are generally placed on non-accrual status when principal or interest payments are past due or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest are current or there is no longer any reasonable doubt that such principal or interest will be collected in full and, in management’s judgment, are likely to remain current. Management may determine not to place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of March 31, 2024 and December 31, 2023, there were no first and second lien debt investments on non-accrual status.
Organizational Expenses and Offering Costs
The Company bears, among other expenses and costs, organizational expenses and offering costs relating to the offering of the common shares of beneficial interest of the Company incurred on or prior to the final closing date (collectively, the “Organizational and Offering Costs”) up to a maximum aggregate amount of 0.15% of the Company’s total capital commitments. The Company’s final closing date was extended on February 21, 2023 by the Board of Trustees to permit the Company to accept shares up to and on August 24, 2023 ( the “Final Closing Date”). In order to more fairly allocate the organizational expenses in connection with the Company’s formation among all shareholders, investors subscribing after the initial capital drawdown from investors in the Company’s private offering (the “Initial Drawdown” and the date on which the Initial Drawdown occurs, the “Initial Drawdown Date”) are required to bear a pro rata portion of such expenses at the time of their first investment in the Company. To the extent the Company’s total capital commitments later increased from the Initial Drawdown Date, the Investment Adviser or its affiliates will be reimbursed by the Company for past payments of excess Organizational and Offering Costs made on the Company’s behalf up to 0.15% of total capital commitments, subject to the Reimbursement Agreement (as defined below); provided, further, that the Investment Adviser or its affiliates may not be reimbursed for payment of excess Organizational and Offering Costs that were incurred more than three years prior to the proposed reimbursement.
The Company’s offering costs will be amortized over the twelve months beginning on the closing date for all closings occurring after the Initial Closing Date. As of both March 31, 2024 and December 31, 2023, the Investment Advisor has incurred $2,196 of Organizational and Offering Costs, of which $467 would be reimbursable by the Company subject to the

Reimbursement Agreement (as defined below). For the three months ended March 31, 2024, there were no organizational expenses incurred by the Company. The Company incurred $5 in offering costs for the three months ended March 31, 2024. For the three months ended March 31, 2023, the Company incurred $10 and $33 in organizational expenses and offering costs, respectively.
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
In addition, based on the excise distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner an amount at least equal to the sum of (1) 98% of its ordinary income for each calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in the preceding year. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed. For the three months ended March 31, 2024 and 2023, the Company incurred $35 and $9, respectively, in excise tax expense.
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
Earnings Per Common Share
The Company computes earnings per common share in accordance with ASC 260, Earnings Per Share (“ASC 260”). Basic earnings per common share is calculated by dividing the net increase (decrease) in net assets resulting from operations attributable to common shares by the weighted average number of common shares outstanding. Diluted earnings per common share reflects the assumed conversion of all dilutive securities.
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
In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the unaudited consolidated financial statements as of March 31, 2024 and audited consolidated financial statements as of December 31, 2023.
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
•Level 3—inputs to the valuation methodology are unobservable and significant to overall fair value measurement. The inputs into the determination of fair value require significant management judgment or estimation. Financial instruments in this category generally include investments in privately-held entities, collateralized loan obligations, and certain over-the-counter derivatives where the fair value is based on unobservable inputs.
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
Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur. For the three months ended March 31, 2024 and 2023, there were no transfers between levels.

The following tables summarize the Company’s investments measured at fair value on a recurring basis by the above fair value hierarchy levels as of March 31, 2024 and December 31, 2023:

	March 31, 2024
	Level 1	Level 2	Level 3	Total
Assets
First Lien Debt	$—	$—	$346,533	$346,533
Second Lien Debt	—	—	14	14
Equity Investments	—	—	714	714
Total	$—	$—	$347,261	$347,261

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
First Lien Debt	$—	$—	$314,802	$314,802
Second Lien Debt	—	—	14	14
Equity Investments	—	—	1,526	1,526
Total	$—	$—	$316,342	$316,342
The changes in the Company’s investments at fair value for which the Company has used Level 3 inputs to determine fair value and net change in unrealized appreciation (depreciation) included in earnings for Level 3 investments still held are as follows:

	Financial Assets
	For the three months ended March 31, 2024
	First Lien Debt	Second Lien Debt	Equity Investments	Total
Balance, beginning of period	$314,802	$14	$1,526	$316,342
Purchases	33,301	—	—	33,301
Sales	(490)	—	(741)	(1,231)
Paydowns	(2,626)	—	—	(2,626)
Accretion of discount	483	—	17	500
Net realized gains (losses)	3	—	—	3
Net change in unrealized appreciation (depreciation)	1,060	—	(88)	972
Balance, end of period	$346,533	$14	$714	$347,261
Net change in unrealized appreciation (depreciation) relating to Level 3 investments still held at the reporting date and included within the Consolidated Statements of Operations	$1,060	$—	$(15)	$1,045

	Financial Assets
	For the three months ended March 31, 2023
	First Lien Debt	Second Lien Debt	Equity Investments	Total
Balance, beginning of period	$197,068	$15	$2,998	$200,081
Purchases	37,637	—	81	37,718
Sales	25	—	—	25
Paydowns	(1,635)	—	—	(1,635)
Accretion of discount	244	1	1	246
Net realized gains (losses)	9	—	—	9
Net change in unrealized appreciation (depreciation)	1,000	—	28	1,028
Balance, end of period	$234,348	$16	$3,108	$237,472
Net change in unrealized appreciation (depreciation) relating to Level 3 investments still held at the reporting date and included within the Consolidated Statements of Operations	$1,000	$—	$28	$1,028
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

The following tables summarize the quantitative information related to the significant unobservable inputs for Level 3 instruments which are carried at fair value as of March 31, 2024 and December 31, 2023:

	Fair Value as of March 31, 2024	Valuation Techniques	Significant Unobservable Inputs	Range
				Low	High	Weighted Average
Investments in First Lien Debt	$327,970	Discounted Cash Flow	Discount Rate	8.74%	21.00%	11.40%
	18,563	Consensus Pricing	Indicative Quotes	90.50%	100.00%	98.68%
Total First Lien Debt	346,533
Investments in Second Lien Debt	14	Discounted Cash Flow	Discount Rate	12.45%	17.94%	14.16%
Total Second Lien Debt	14
Investments in Equity	2	Income Approach	Discount Rate	14.47%	14.47%	14.47%
	712	Market Approach	Comparable Multiple	6.00x	18.00x	12.87x
Total Equity Investments	714
Total Level 3 Investments	$347,261

	Fair Value as of December 31, 2023	Valuation Techniques	Significant Unobservable Inputs	Range
				Low	High	Weighted Average
Investments in First Lien Debt	$287,321	Discounted Cash Flow	Discount Rate	8.79%	18.80%	10.76%
	27,481	Consensus Pricing	Indicative Quotes	88.25%	98.50%	97.64%
Total First Lien Debt	314,802
Investments in Second Lien Debt	14	Discounted Cash Flow	Discount Rate	12.22%	17.29%	13.77%
Total Second Lien Debt	14
Investments in Equity	799	Income Approach	Discount Rate	13.54%	14.47%	13.54%
	727	Market Approach	Comparable Multiple	6.25x	18.00x	12.62x
Total Equity Investments	1,526
Total Level 3 Investments	$316,342
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
Unless terminated earlier, the Investment Advisory Agreement renews automatically for successive annual periods, provided that such continuance is specifically approved at least annually by the vote of the Board of Trustees and by the vote of a majority of the Independent Trustees. On May 2, 2024, the Company’s Board of Trustees, including a majority of the Independent Trustees approved at an in-person meeting the continuance of the Company’s Investment Advisory Agreement with the Investment Adviser for an additional one year term. The Investment Advisory Agreement will automatically terminate in the event of an assignment and may be terminated by either party without penalty upon at least 60 days’ written notice to the other party. Pursuant to the Investment Advisory Agreement and subject to the overall supervision of the Board of Trustees, the Investment Adviser provides investment advisory services to the Company. For providing these services, the Investment Adviser receives fees from the Company consisting of two components—a base management fee and an incentive fee.
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
For the three months ended March 31, 2024 and 2023, the Company incurred $1,399 and $769, respectively, in incentive fee on pre-incentive fee net investment income. As of March 31, 2024 and December 31, 2023, $1,399 and $1,167, respectively, was unpaid and included incentive fees payable in the accompanying Consolidated Statements of Assets and Liabilities.
Accrued capital gains incentive fees are based upon the cumulative net realized and unrealized appreciation (depreciation) from inception. Accordingly, the accrual for any capital gains incentive fee under U.S. GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. For the three months ended March 31, 2024 and 2023, there were no accrued or realized capital gains incentive fees.

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
For the three months ended March 31, 2024 and 2023, $609 and $574, respectively, of other operating expenses were reimbursable by the Investment Adviser under the agreement relating to other operating expenses incurred during the respective periods. As of March 31, 2024 and December 31, 2023, the Company has incurred other operating expenses of $6,991 and $6,382, respectively, that are subject to reimbursement by the Investment Adviser under the agreement, of which $1,271 and $972, respectively, are included in Due from Investment Adviser on the Consolidated Statements of Assets and Liabilities. All amounts eligible for recovery by the Investment Adviser at March 31, 2024 will expire three years after the first Required Expense Payment. Amounts eligible for recovery as of March 31, 2024 and December 31, 2023 expire as follows:

	As of
Reimbursement Expiration Date	March 31, 2024	December 31, 2023
Less than one year	$—	$—
1-3 years	6,991	6,382
Total	$6,991	$6,382
Administration Agreement
On June 21, 2021, the Company’s Board of Trustees approved an administration agreement (the “Administration Agreement”) between the Company and the Administrator. Pursuant to the Administration Agreement, the Administrator furnishes the Company with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities. Under the Administration Agreement, the Administrator also performs, or oversees the performance of, our required administrative services, which include, among other things, providing assistance in accounting, legal, compliance, operations, technology and investor relations, and being responsible for the financial records that the Company is required to maintain and preparing reports to the Company’s shareholders and reports filed with the SEC. Payments under the Administration Agreement are equal to an amount that reimburses the Administrator for its costs and expenses and the Company’s allocable portion of overhead incurred by the Administrator in performing its obligations under the Administration Agreement, including the Company’s allocable portion of the compensation paid to or compensatory distributions received by the Company’s officers (including the Chief Financial Officer and Chief Compliance Officer) and respective staff who provide services to the Company, operations staff who provide services to the Company, and any internal audit staff, to the extent internal audit performs a role in the Company’s internal control assessment under the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”). Reimbursement under the Administration Agreement occurs quarterly in arrears.
Unless terminated earlier, the Administration Agreement will renew automatically for successive annual periods, provided that such continuance is specifically approved at least annually by (i) the vote of the Board of Trustees or by a majority vote of the outstanding voting securities of the Company, and (ii) the vote of a majority of the Company’s Independent Trustees. On May 2, 2024, the Company’s Board of Trustees, including a majority of the Independent Trustees, approved the continuance of the Administration Agreement for a one year period. The Administration Agreement may not be assigned by a party without the consent of the other party and may be terminated by either party without penalty upon at least 60 days’ written notice to the other party.
For the three months ended March 31, 2024 and 2023, the Company incurred $287 and $140, respectively, in fees under the Administration Agreement, which were included in administrative service fees in the accompanying Consolidated Statements of Operations. As of March 31, 2024 and December 31, 2023, $304 and $278, respectively, was unpaid and included in administrative service fees payable in the accompanying Consolidated Statements of Assets and Liabilities.
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
On March 17, 2021, the Administrator entered into a transfer agency agreement with DST Asset Manager Solutions, Inc. (“DST” and, such agreement, the “DST Transfer Agency Agreement”).
On June 30, 2021, the Administrator entered into a sub-administration agreement with State Street Bank and Trust Company (“State Street” and, such agreement, the “State Street Sub-Administration Agreement” and, together with the Carlyle Sub-Administration Agreements and the DST Transfer Agency Agreement, the “Sub-Administration Agreements”).
Unless terminated earlier, the State Street Sub-Administration Agreement and DST Transfer Agency Agreement renew automatically for successive annual periods, provided that such continuance is specifically approved at least annually by (i) the vote of the Board of Trustees or by the vote of a majority of the outstanding voting securities of the Company and (ii) the vote of a majority of the Company’s Independent Trustees. On May 2, 2024, the Company’s Board of Trustees, including a majority of the Independent Trustees, approved the continuance of the Company’s Sub-Administration Agreements for an additional one year term.
For the three months ended March 31, 2024 and 2023, fees incurred in connection with the State Street Sub-Administration Agreement and the DST Transfer Agency Agreement amounted to $237 and $77, respectively, which were included in other general and administrative expenses in the accompanying Consolidated Statements of Operations. As of March 31, 2024 and December 31, 2023, $392 and $199, respectively, was unpaid and included in other accrued expenses and liabilities in the accompanying Consolidated Statements of Assets and Liabilities.
Placement Fees
On June 21, 2021, the Company entered into a placement fee arrangement with TCG Capital Markets L.L.C. (“TCG”), a licensed broker dealer and an affiliate of the Investment Adviser, which may require shareholders to pay a placement fee to TCG for TCG’s services.
For the three months ended March 31, 2024 and 2023, TCG did not earn placement fees from the Company’s shareholder in connection with the issuance or sale of common shares of beneficial interest of the Company, par value $0.001 per Share.
Board of Trustees
The Company’s Board of Trustees currently consists of seven members, four of whom are Independent Trustees. The Board of Trustees has established an audit committee and a pricing committee of the Board of Trustees, and may establish additional committees in the future. For the three months ended March 31, 2024 and 2023, the Company incurred $86 and $67, respectively, in fees and expenses associated with its Independent Trustees’ services on the Company's Board of Trustees and its committees. These fees are included in trustees’ fees and expenses in the accompanying Consolidated Statements of

Operations. As of March 31, 2024 and December 31, 2023, no fees or expenses associated with the Board of Trustees were payable.
5. BORROWINGS
The Company and the SPV are party to the Credit Facilities as described below. In accordance with the Investment Company Act, the Company is currently only allowed to borrow amounts such that its asset coverage, as defined in the Investment Company Act, is at least 150% after such borrowing. As of March 31, 2024 and December 31, 2023, asset coverage was 255.2% and 233.6%, respectively, and the Company and the SPV were in compliance with all covenants and other requirements under the Credit Facilities as of March 31, 2024. Below is a summary of the borrowings and repayments under the Credit Facilities for the three months ended March 31, 2024 and 2023, and the outstanding balances under the Credit Facilities for the respective periods.

	For the three months ended
	March 31, 2024	March 31, 2023
Outstanding borrowing, beginning of period	$152,512	$98,631
Borrowings	27,000	44,720
Repayments	(31,000)	(16,400)
Foreign currency translation	(323)	153
Outstanding borrowing, end of period	$148,189	$127,104
Subscription Facility
The Company entered into a senior secured revolving credit facility (as amended, the “Subscription Facility”) on April 22, 2022, which was subsequently amended on March 1, 2024. The Subscription Facility provides for secured borrowings of $45,000 as of March 31, 2024, which decreased to $30,000 effective April 22, 2024, per the March 1, 2024 amendment. The maximum principal amount is subject to availability under the Subscription Facility, which is based on certain of the Company’s investor equity capital commitments and a percentage determined in the lender’s reasonable discretion to account for foreign exchange volatility. The Subscription Facility has a maturity date of April 22, 2025 (April 22, 2024 prior to the March 1, 2024 amendment). The Company may borrow amounts in U.S. Dollars or certain other permitted currencies. Borrowings under the Subscription Facility bear interest at a spread to the applicable benchmark rate of 2.50% to 2.60% (2.30% to 2.55% prior to the March 1, 2024 amendment) and Canadian Overnight Repo Rate Average adjustment (“CORRA”) of 0.30%. The Company also pays a fee of 0.30% per year on undrawn amounts under the Subscription Facility.
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
SPV Credit Facility
The SPV entered into a senior secured revolving credit facility (as amended, the “SPV Credit Facility” and together with the Subscription Facility, the “Credit Facilities”) with a lender on September 30, 2022, which was subsequently amended on May 11, 2023 and March 29, 2024. The SPV Credit Facility provides for secured borrowings of $250,000 ($150,000 prior to the March 29, 2024 amendment), subject to availability under the SPV Credit Facility and restrictions imposed on borrowings under the Investment Company Act. The SPV Credit Facility has a revolving period through September 30, 2025 and a maturity date of September 30, 2030, with one one-year extension option, at the SPV’s election. The SPV may borrow amounts in U.S. Dollars. Borrowings under the SPV Credit Facility bear interest initially at the annual rate of three month SOFR (or, if applicable, a rate based on the prime rate or federal funds rate plus 0.50%) plus 2.85%. The SPV also pays a fee of 0.30% per year on undrawn amounts under the SPV Credit Facility. Payments under the SPV Credit Facility are made quarterly.
The SPV Credit Facility is secured by a first lien security interest on substantially all of the assets of the SPV. The SPV Credit Facility includes customary covenants, certain limitations on the incurrence of additional indebtedness and liens, and other maintenance covenants, as well as usual and customary events of default for senior secured revolving credit facilities of this nature.

Summary of Credit Facilities
The Credit Facilities consisted of the following as of March 31, 2024 and December 31, 2023:

	March 31, 2024
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Subscription Facility	$45,000	$16,189	$28,811	$13,404
SPV Credit Facility	250,000	132,000	118,000	36,378
Total	$295,000	$148,189	$146,811	$49,782

	December 31, 2023
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Subscription Facility	$45,000	$16,512	$28,488	$21,151
SPV Credit Facility	150,000	136,000	14,000	14,000
Total	$195,000	$152,512	$42,488	$35,151
(1)The unused portion is the amount upon which commitment fees are based.
(2)Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.
For the three months ended March 31, 2024 and 2023, the components of interest expense and credit facility fees were as follows:

	For the three month periods ended
	March 31, 2024	March 31, 2023
Interest expense	$2,708	$2,184
Facility unused commitment fee	55	56
Amortization of deferred financing costs	167	165
Total interest expense and credit facility fees	$2,930	$2,405
Cash paid for interest expense and credit facility fees	$1,854	$1,776

Weighted average principal debt outstanding	$132,980	$121,011
Weighted average interest rate(1)	8.07%	7.23%
(1)Excludes facility unused commitment fee and amortization of deferred financing costs and debt issuance costs.
As of March 31, 2024 and December 31, 2023, the components of interest and credit facility fees payable were as follows:

	As of
	March 31, 2024	December 31, 2023
Interest expense payable	$2,350	$1,454
Unused commitment fees payable	54	40
Total interest and credit facility fees payable	$2,404	$1,494
Weighted average interest rate	8.10%	8.15%

6. COMMITMENTS AND CONTINGENCIES
A summary of significant contractual payment obligations was as follows as of March 31, 2024 and December 31, 2023:

	As of
Payment Due by Period	March 31, 2024	December 31, 2023
Less than one year	$—	$16,512
1-3 years	16,189	—
3-5 years	—	—
More than 5 years	132,000	136,000
Total	$148,189	$152,512
In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnification or warranties. Future events could occur that lead to the execution of these provisions against the Company. The Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the unaudited consolidated financial statements as of March 31, 2024 and audited consolidated financial statements as of December 31, 2023 for any such exposure.
As of March 31, 2024 and December 31, 2023, the Company had $311,291 in total capital commitments from shareholders, of which $102,061 and $123,697, respectively, was unfunded. As of March 31, 2024 and December 31, 2023, current officers had $76 and $96, respectively, in unfunded capital commitments to the Company.
The Company has in the past, currently is and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments. The Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of the indicated dates:

	Par/Principal Amount as of
	March 31, 2024	December 31, 2023
Unfunded delayed draw commitments	$54,889	$61,231
Unfunded revolving loan commitments	15,268	14,443
Total unfunded commitments	$70,157	$75,674
7. NET ASSETS
In connection with its formation, the Company has the authority to issue an unlimited number of common shares of beneficial interest of the Company, par value $0.001 per share (“Shares”).
The following tables summarize capital activity for the three months ended March 31, 2024 and 2023:

	Common Shares of Beneficial Interest		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount
Balance, January 1, 2024	9,666,829	$10	$194,681	$4,749	$345	$3,934	$203,719
Common shares of beneficial interest issued	1,021,511	1	21,635	—	—	—	21,636
Dividend reinvestment	95,386	0	1,996	—	—	—	1,996
Net investment income (loss)	—	—	—	6,583	—	—	6,583
Net realized gain (loss)	—	—	—	—	(1)	—	(1)
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	1,292	1,292
Dividends declared	—	—	—	(5,272)	—	—	(5,272)
Balance, March 31, 2024	10,783,726	$11	$218,312	$6,060	$344	$5,226	$229,953

	Common Shares of Beneficial Interest		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount
Balance, January 1, 2023	5,568,950	$6	$110,873	$955	$—	$(2,162)	$109,672
Common Shares of Beneficial Interest issued	1,269,130	1	25,318	—	—	—	25,319
Dividend reinvestment	68,233	0	1,351	—	—	—	1,351
Net investment income (loss)	—	—	—	3,603	—	—	3,603
Net realized gain (loss)	—	—	—	—	6	—	6
Net change in unrealized appreciation (depreciation)	—	—	—	—		870	870
Dividends declared	—	—	—	(2,819)	—	—	(2,819)
Balance, March 31, 2023	6,906,313	$7	$137,542	$1,739	$6	$(1,292)	$138,002

    The following table summarizes total Shares issued and proceeds related to capital activity during the two most recent fiscal years and the current fiscal year to date:

	Shares Issued	Proceeds
2022
March 31, 2022	761,040	$15,221
June 30, 2022	1,528,780	30,545
September 28, 2022	1,066,889	21,188
December 14, 2022	2,145,380	42,607
Total	5,502,089	$109,561
2023
March 29, 2023	1,269,130	$25,319
September 27, 2023	1,120,349	23,292
December 28, 2023	1,404,292	29,322
Total	3,793,771	$77,933
2024
March 27, 2024	1,021,511	$21,636
	1,021,511	$21,636
The Company has adopted a dividend reinvestment plan, pursuant to which the Company will reinvest all cash dividends declared by the Board of Trustees on behalf of the Company’s shareholders who do not elect to receive their dividends in cash. The following table summarizes the Shares issued under the dividend reinvestment plan since Commencement:

	Shares Issued	Share Value
2022
July 15, 2022	17,171	$346
October 17, 2022	44,690	889
Total	61,861	$1,235
2023
January 20, 2023	68,233	$1,351
April 20, 2023	68,670	1,352
July 21, 2023	81,429	1,627
October 20, 2023	85,776	1,740
Total	304,108	$6,070
2024
January 19, 2024	95,386	$1,996
Total	95,386	$1,996

Earnings Per Share
The Company calculates earnings per Share in accordance with ASC 260. Basic earnings per Share was calculated by dividing the net increase (decrease) in net assets resulting from operations attributable to the Company by the weighted-average number of Shares outstanding for the period. Basic and diluted earnings per Share were as follows:

	For the three month periods ended
	March 31, 2024	March 31, 2023
Net increase (decrease) in net assets resulting from operations	$7,874	$4,479
Weighted-average Shares outstanding	9,799,475	5,665,083
Basic and diluted earnings per Share	$0.80	$0.79
The following table summarizes the Company’s dividends declared since Commencement:

Date Declared	Record Date	Payment Date	Per Share Amount
2022
June 15, 2022	June 15, 2022	July 15, 2022	$0.51
September 14, 2022	September 14, 2022	October 19, 2022	0.51
December 23, 2022	December 23, 2022	January 20, 2023	0.35
Total			$1.37
2023
March 15, 2023	March 15, 2023	April 20, 2023	$0.50
June 30, 2023	June 30, 2023	July 21, 2023	0.51
September 13, 2023	September 13, 2023	October 20, 2023	0.53
December 13, 2023	December 13, 2023	January 19, 2024	$0.54
Total			$2.08
2024
March 13, 2024	March 13, 2024	April 19, 2024	$0.54
Total			$0.54

8. CONSOLIDATED FINANCIAL HIGHLIGHTS
The following is a schedule of consolidated financial highlights for the three months ended March 31, 2024 and 2023:

	For the three month periods ended
	March 31, 2024	March 31, 2023
Per Share Data:
Net asset value per Share, beginning of period	$21.07	$19.69
Net investment income (loss) (1)	0.67	0.64
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments and non-investment assets and liabilities	0.13	0.15
Net increase (decrease) in net assets resulting from operations	0.80	0.79
Dividends declared (2)	(0.54)	(0.50)
Effect of offering price of subscriptions (3)	(0.01)	—
Net asset value per Share, end of period	$21.32	$19.98
Number of Shares outstanding, end of period	10,783,726	6,906,313
Total return based on net asset value (4)	3.80%	3.25%
Net assets, end of period	$229,953	$138,002
Ratio to average net assets(5):
Expenses before incentive fees and waivers and reimbursements of expenses	1.74%	2.48%
Expenses before incentive fees, after waivers and reimbursements of expenses	1.46%	2.01%
Expenses after incentive fees, before waivers and reimbursements of expenses	2.39%	3.10%
Expenses after incentive fees and waivers and reimbursements of expenses	2.11%	2.64%
Net investment income (loss)	3.04%	2.91%
Interest expense and credit facility fees	1.35%	1.94%
Ratios/Supplemental Data:
Asset coverage, end of period	255.18%	208.57%
Portfolio turnover	1.18%	0.73%
Total committed capital, end of period	$311,291	$296,361
Ratio of total contributed capital to total committed capital, end of period	67.21%	45.55%
Weighted-average Shares outstanding	9,799,475	5,665,083
(1)Net investment income (loss) per Share was calculated as net investment income (loss) for the period divided by the weighted average number of Shares outstanding for the period.
(2)Dividends declared per Share was calculated as the sum of dividends declared during the period divided by the number of Shares outstanding at the date of the relevant transactions (refer to Note 7, Net Assets, to these unaudited consolidated financial statements).
(3)Decrease is due to the offering price of subscriptions during the period (See Note 7, Net Assets, to these unaudited consolidated financial statements).
(4)Total return is based on the change in net asset value per Share during the year plus the declared dividends on Shares, assuming reinvestment of dividends in accordance with the dividend reinvestment plan, divided by the beginning net asset value for the year.
(5)These ratios to average net assets have not been annualized.
9. LITIGATION
The Company may become party to certain lawsuits in the ordinary course of business. The Company does not believe that the outcome of current matters, if any, will materially impact the Company or its consolidated financial statements. As of March 31, 2024 and December 31, 2023, the Company was not subject to any material legal proceedings, nor, to the Company’s knowledge, is any material legal proceeding threatened against the Company.
In addition, portfolio investments of the Company could be the subject of litigation or regulatory investigations in the ordinary course of business. The Company does not believe that the outcome of any current contingent liabilities of its portfolio investments, if any, will materially affect the Company or these unaudited consolidated financial statements.
10. TAX
The Company has not recorded a liability for any uncertain tax positions pursuant to the provisions of ASC 740, Income Taxes, as of March 31, 2024 and December 31, 2023.

In the normal course of business, the Company is subject to examination by federal and certain state, local and foreign tax regulators. The Company’s federal tax returns are generally subject to examination by the Internal Revenue Service for a period of three years after they are filed.
The Company’s taxable income for each period is an estimate and will not be finally determined until the Company files its tax return for each year. Therefore, the final taxable income, and the taxable income earned in each period and carried forward for distribution in the following period, may be different than this estimate. The estimated tax character of dividends declared on shares of beneficial interest for the three months ended March 31, 2024 and 2023 was as follows:

	For the three month periods ended
	March 31, 2024	March 31, 2023
Ordinary income	$5,272	$2,819
Tax return of capital	$—	$—
11. SUBSEQUENT EVENTS
Subsequent events have been evaluated through the date the consolidated financial statements were issued. There have been no subsequent events that require recognition or disclosure through the date the consolidated financial statements were issued, except as disclosed elsewhere in these unaudited consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (amounts in thousands, except per share data, unless otherwise indicated)
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
We have included or incorporated by reference in this Form 10-Q, and from time to time our management may make, “forward-looking statements”. These forward-looking statements are not historical facts, but instead relate to future events or the future performance or financial condition of Carlyle Secured Lending III (together with its consolidated subsidiaries, “we,” “us,” “our,” “CSL III” or the “Company”). These statements are based on current expectations, estimates and projections about us, our current or prospective portfolio investments, our industry, our beliefs, and our assumptions. The forward-looking statements contained in this Form 10-Q and the documents incorporated by reference herein involve a number of risks and uncertainties, including statements concerning:
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
We use words such as “anticipates,” “believes,” “expects,” “intends,” “will,” “should,” “may,” “plans,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “targets,” “projects,” “outlook,” “potential,” “predicts” and variations of these words and similar expressions to identify forward-looking statements, although not all forward-looking statements include these words. Our actual results and condition could differ materially from those implied or expressed in the forward-looking information for any reason, including the factors set forth in “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2023 (our “2023 Form 10-K”).
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
Overview
Carlyle Secured Lending III, a Delaware statutory trust, is a specialty finance company that is a closed-end, externally managed, non-diversified management investment company. We have elected to be regulated as a BDC under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act” or the “1940 Act”). For U.S. federal income tax purposes, we have elected to be treated as a registered investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986. We were formed on February 8, 2021 and commenced our operations on May 28, 2021. We conducted our private offering (the “Private Offering”) of Shares to investors in reliance on exemptions from the registration requirements provided by Section 4(a)(2) of the Securities Act, Regulation D promulgated thereunder and Regulation S under the Securities Act, and completed our initial closing of capital commitment on February 24, 2022 (“Initial Closing Date”). We have held additional closings subsequent to the Initial Closing Date, with our final closing occurring on August 24, 2023 (the “Final Closing Date”). We commenced our loan origination and investment activities shortly after our initial capital drawdown from our investors in the Private Offering. Our principal executive offices are located at One Vanderbilt Avenue, Suite 3400, New York, New York 10017.
Our investment objective is to generate current income and, to a lesser extent, capital appreciation primarily through assembling a portfolio of secured debt investments with favorable risk-adjusted returns. Our investment strategy seeks to extract enhanced yield from a directly originated, and defensively constructed, portfolio of credit investments. The strategy’s core focus is U.S. middle market cash flow finance, principally in companies supported by financial sponsors. This core strategy is opportunistically supplemented with differentiated and complementary lending and investing strategies, which take advantage of the broad capabilities of Carlyle’s Global Credit platform while offering risk-diversifying portfolio benefits. In describing our business, we use the term “middle market” to refer generally to companies with approximately $25 million to $100 million of earnings before interest, taxes, depreciation and amortization (“EBITDA”). We seek to achieve our investment objective primarily through a portfolio weighted towards first lien loans or unitranche loans (including last out portions of such loans), while a minority of our portfolio may also include, but not be limited to, assets such as second lien loans, unsecured debt, subordinated debt and select investments in preferred and common equities with loans and structured products that typically have a contractual maturity of six to seven years and typically do not preclude early repayment.
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

First Quarter 2024 Highlights
Quarterly Results
•Net investment income was $6.6 million or $0.67 per Share. Dividends declared on Shares were $5.3 million, or $0.54 per Share.
•Net investment income for the three months ended March 31, 2024 was aided by a $1.1 million increase in total investment income, compared to the three months ended December 31, 2023, primarily driven by a higher average outstanding investment balance.
•The NAV per Share increased to $21.32 as of March 31, 2024, up from $21.07 as of December 31, 2023, primarily driven by net investment income in excess of our dividend for the quarter, plus net unrealized appreciation on the portfolio.
Portfolio and Investment Activity
•As of March 31, 2024, we held 92 investments across 74 portfolio companies and 23 industries for a total fair value of $347.3 million.
•During the three months ended March 31, 2024, we had investment fundings of $33.9 million and investment repayments of $3.9 million.
Liquidity and Capital Activity
•During the three months ended March 31, 2024, we called capital resulting in 1,021,511 Shares issued for total proceeds of $21.6 million.
•We had net repayments of $4.0 million on our Credit Facilities. Total borrowing capacity under our Credit Facilities as of March 31, 2024 was $295.0 million.
•Total liquidity as of March 31, 2024 was $79.7 million in cash and undrawn debt capacity.
Key Components of Our Results of Operations
As a BDC, we believe that the key components of our results of operations for our business are earnings per Share, dividends declared, net investment income and net asset value per Share. For the three months ended March 31, 2024, we recorded basic and diluted earnings per Share of $0.80, declared a dividend of $0.54 per Share and earned $0.67 of net investment income per Share.
The following table sets forth the calculation of basic and diluted earnings per Share (dollar amounts in thousands, except per share data):

	For the three months ended
	March 31, 2024	December 31, 2023
Net increase (decrease) in net assets resulting from operations	$7,874	$5,958
Weighted-average Shares outstanding	9,799,475	8,305,879
Earnings per Share - Basic and Diluted	$0.80	$0.72
For the three months ended March 31, 2024 and December 31, 2023, we declared dividends per Share of $0.54 and $0.54, respectively. As of March 31, 2024 and December 31, 2023, our NAV per share was $21.32 and $21.07, respectively.
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

Net Investment Income
The following table summarizes our net investment income and net investment income per common share:

	For the three months ended
	March 31, 2024	December 31, 2023
Total investment income	$11,152	$10,032
Total expenses (including excise tax expense)	5,178	5,302
Net investment income before waivers and reimbursements of expenses	5,974	4,730
Waivers and reimbursements of expenses	609	748
Net investment income (loss)	6,583	5,478
Weighted-average Shares outstanding	9,799,475	8,305,879
Net investment income per Share	$0.67	$0.66

Portfolio and Investment Activity
Portfolio Overview
The following tables summarize certain characteristics of our investment portfolio as of March 31, 2024:

	First Lien Debt	Second Lien Debt	Equity Investments	Total Investments
Count of investments	81	2	9	92
Investments, at amortized cost	$340,762	$14	$933	$341,709
Investments, at fair value	$346,533	$14	$714	$347,261
Percentage of total investments at fair value	99.8%	0.0%	0.2%	100.0%

Weighted Average Yields at
	Amortized Cost	Fair Value
First Lien Debt(1)	12.3%	12.1%
Second Lien Debt(1)	14.2%	14.0%
Total Debt and Income Producing Investments(1)(2)	12.3%	12.1%
(1)Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of March 31, 2024. Weighted average yield at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of original issue discount (“OID”) and market discount earned, divided by (b) total fair value included in such securities. Weighted average yield at amortized cost is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned, divided by (b) total amortized cost included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented above.
(2)Weighted average yield for total investments includes income producing equity investments.
The geographical composition of investments at fair value as of March 31, 2024 were as follows:

As of
Geography—% of Fair Value	March 31, 2024
Australia	0.8%
Canada	4.7
United Kingdom	2.6
United States	91.9
Total	100.0%

The industry composition of investments at fair value as of March 31, 2024 were as follows:

As of
Industry—% of Fair Value	March 31, 2024
Aerospace & Defense	1.6%
Automotive	2.6
Beverage & Food	0.0
Business Services	9.6
Capital Equipment	6.2
Chemicals, Plastics & Rubber	0.0
Construction & Building	5.1
Consumer Goods: Durable	1.2
Consumer Goods: Non-Durable	2.1
Consumer Services	14.0
Containers, Packaging & Glass	4.2
Diversified Financial Services	12.9
Environmental Industries	5.3
Healthcare & Pharmaceuticals	5.6
High Tech Industries	3.9
Leisure Products & Services	1.8
Media: Advertising, Printing & Publishing	3.3
Retail	1.1
Software	6.5
Sovereign & Public Finance	1.7
Telecommunications	3.3
Transportation: Cargo	2.6
Wholesale	5.4
Total	100.0%

Our investment activity for the three months ended March 31, 2024 is presented below (information presented herein is at amortized cost unless otherwise indicated):

For the three months ended
March 31, 2024
Investments:
Total investments, beginning of period	$311,762
New investments purchased	33,301
Net accretion of discount on investments	500
Net realized gain (loss) on investments	3
Investments sold or repaid	(3,857)
Total Investments, end of period	$341,709
Principal amount of investments funded:
First Lien Debt	$33,868
Second Lien Debt	—
Equity Investments(1)	—
Total	$33,868
Principal amount of investments sold or repaid:
First Lien Debt	$(3,116)
Second Lien Debt	—
Equity Investments(1)	(741)
Total	$(3,857)
Number of new funded debt investments(2)	9
Average amount of new funded debt investments	$2,159
(1)Based on cost/proceeds of equity activity.
(2)For the three months ended March 31, 2024, 100.0% of new funded debt investments were at floating interest rates.
See the Consolidated Schedules of Investments as of March 31, 2024 to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on these investments, including a list of companies and type and amount of investments.
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
Our Investment Adviser monitors and, when appropriate, changes the risk ratings assigned to each debt investment in our portfolio. Our Investment Adviser reviews our investment ratings in connection with our quarterly valuation process. The below table summarizes the Internal Risk Ratings as of March 31, 2024 and December 31, 2023.

	March 31, 2024		December 31, 2023
	Fair Value	% of Fair Value	Fair Value	% of Fair Value
Internal Risk Rating 1	$—	—%	$—	—%
Internal Risk Rating 2	331,192	95.6	300,018	95.3
Internal Risk Rating 3	15,355	4.4	14,798	4.7
Internal Risk Rating 4	—	—	—	—
Internal Risk Rating 5	—	—	—	—
Total	$346,547	100.0%	$314,816	100.0%
As of March 31, 2024 and December 31, 2023, the weighted average Internal Risk Rating of our debt investment portfolio was 2.0 and none of our debt investments were assigned an Internal Risk Rating of 4-5, respectively.
As of March 31, 2024 and December 31, 2023, there were no first and second lien debt investments on non-accrual status. For information regarding our non-accrual policy, see Note 2, Significant Accounting Policies, to the unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Portfolio Financing
Our primary source of financing consist of secured debt, which are presented on the Consolidated Statements of Assets and Liabilities as Secured borrowings. Refer to Note 5, Borrowings, to the unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding our financing. The following table details those sources of financing:

	Outstanding Principal Balance, as of
	March 31, 2024	December 31, 2023
Subscription Facility	$16,189	$16,512
SPV Credit Facility	132,000	136,000
Total	$148,189	$152,512
Weighted average interest rate	8.10%	8.15%
Subscription Facility
On April 22, 2022, we entered into a senior secured revolving credit facility (the “Subscription Facility”), as amended from time to time. The Subscription Facility provides for secured borrowings of $45,000 as of March 31, 2024, which decreased to $30,000 in connection with the March 1, 2024 amendment. The maximum principal amount is subject to availability under the Subscription Facility, which is based on certain of our investor equity capital commitments and a percentage determined in the lender’s reasonable discretion to account for foreign exchange volatility. The Subscription Facility has a maturity date of April 22, 2025. We may borrow amounts in U.S. Dollars or certain other permitted currencies. Borrowings under the Subscription Facility bear interest at a spread to the applicable benchmark rate of 2.50% to 2.60% and Canadian Overnight Repo Rate Average adjustment (“CORRA”) of 0.29547%. The Company also pays a fee of 0.30% per year on undrawn amounts under the Subscription Facility. Subject to certain exceptions, the Subscription Facility is secured by a first lien security interest in the Company’s unfunded investor equity capital commitments. The Subscription Facility includes customary covenants, certain limitations on the incurrence of additional indebtedness and liens, and other maintenance covenants, as well as usual and customary events of default for senior secured revolving credit facilities of this nature.
The Subscription Facility consisted of the following as of March 31, 2024 and December 31, 2023:

	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)	Weighted Average Interest Rate
March 31, 2024	$45,000	$16,189	$28,811	$13,404	7.49%
December 31, 2023	$45,000	$16,512	$28,488	$21,151	7.38%
(1)The unused portion is the amount upon which commitment fees are based
(2)Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.
SPV Credit Facility
The SPV entered into a senior secured revolving credit facility (the “SPV Credit Facility” and together with the Subscription Facility, the “Credit Facilities”) with a lender on September 30, 2022, which was subsequently amended May 11, 2023 and March 29, 2024. The SPV Credit Facility provides for secured borrowings of 250,000, subject to availability under the SPV Credit Facility and restrictions imposed on borrowings under the Investment Company Act. The SPV Credit Facility has a revolving period through September 30, 2025 and a maturity date of September 30, 2030, with one one-year extension option, at the SPV’s election. The SPV may borrow amounts in U.S. Dollars or certain other permitted currencies. Borrowings under the SPV Credit Facility bear interest initially at the annual rate of three month SOFR (or, if applicable, a rate based on the prime rate or federal funds rate plus 0.50%) plus 2.85%. The SPV also pays a fee of 0.30% per year on undrawn amounts under the SPV Credit Facility. Payments under the SPV Credit Facility are made quarterly. The SPV Credit Facility is secured by a first lien security interest on substantially all of the assets of the SPV. The SPV Credit Facility includes customary covenants, certain limitations on the incurrence of additional indebtedness and liens, and other maintenance covenants, as well as usual and customary events of default for senior secured revolving credit facilities of this nature.
The SPV Credit Facility consisted of the following as of March 31, 2024 and December 31, 2023:

	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)	Weighted Average Interest Rate
March 31, 2024	$250,000	$132,000	$118,000	$36,378	8.18%
December 31, 2023	$150,000	$136,000	$14,000	$14,000	8.24%
(1)The unused portion is the amount upon which commitment fees are based
(2)Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.

Consolidated Results of Operations
For the three months ended March 31, 2024 and December 31, 2023
The following table sets forth information regarding our consolidated results of operations for the three month periods ending March 31, 2024 and December 31, 2023, respectively:

	Three Months Ended		Change
	March 31, 2024	December 31, 2023	$
Investment income:
Interest income	$10,190	$9,360	$830
PIK income	164	152	12
Other income	798	520	278
Total investment income	11,152	10,032	1,120
Expenses:
Offering costs	5	9	(4)
Net investment income incentive fees	1,399	1,167	232
Professional fees	115	189	(74)
Administrative service fees	287	393	(106)
Interest expense and credit facility fees	2,930	3,002	(72)
Trustees’ fees and expense	86	67	19
Other general and administrative	321	325	(4)
Excise tax expense	35	150	(115)
Total expenses	5,178	5,302	(124)
Less waivers and reimbursements of expenses	(609)	(748)	139
Expenses after waivers and reimbursements of expenses	4,569	4,554	15
Net investment income (loss)	6,583	5,478	1,105
Net realized gain (loss) and net change in unrealized appreciation (depreciation):
Net realized gain (loss) on investments	3	—	3
Net realized currency gain (loss) on non-investment assets and liabilities	(4)	(15)	11
Net change in unrealized appreciation (depreciation) on investments	972	1,005	(33)
Net change in unrealized currency gains (losses) on non-investment assets and liabilities	320	(510)	830
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments and non-investment assets and liabilities	1,291	480	811
Net increase (decrease) in net assets resulting from operations	$7,874	$5,958	$1,916
Investment Income
The increase in investment income for the three months ended March 31, 2024 as compared to the three months ended December 31, 2023 was primarily driven by an increase in interest income due to a higher average outstanding investment balance and an increase in other income. As of March 31, 2024, the size of our portfolio increased to $341,709 from $311,762 as of December 31, 2023, at amortized cost. As of March 31, 2024, the weighted average yield of our total debt and income producing investments decreased to 12.3% from 12.5% as of December 31, 2023 on amortized cost.
Interest income and PIK income on our first and second lien debt investments are dependent on the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of March 31, 2024 and December 31, 2023, there were no first or second lien debt investments on non-accrual status.
The increase in other income for the three months ended March 31, 2024 from the three months ended December 31, 2023 was primarily driven by an increase in amendment fees.

Expenses
The decrease in interest expense and credit facility fees was primarily driven by lower weighted outstanding principal balance on the Credit Facilities during the three months ended March 31, 2024.
The increase in incentive fees was driven by higher pre-incentive fee net investment income for the three months ended March 31, 2024 compared to the three months ended December 31, 2023.
For the three months ended March 31, 2024, there were no accrued capital gains incentive fees based upon the cumulative net realized and unrealized appreciation (depreciation) as of March 31, 2024. The accrual for any capital gains incentive fee under accounting principles generally accepted in the United States (“U.S. GAAP”) in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. See Note 4, Related Party Transactions, to the unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on the incentive and base management fees.
Professional fees include legal, rating agencies, audit, tax, valuation, technology and other professional fees incurred related to the management of the Company. Administrative service fees represent fees paid to the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including our allocable portion of the cost of certain of our executive officers and their respective staff. Other general and administrative expenses include insurance, filing, research, subscriptions and other costs.
Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation)
The amount of and number of investments with realized gain (loss) and change in unrealized appreciation (depreciation) for the three months ended March 31, 2024 and December 31, 2023 were as follows:

	Three Months Ended
	March 31, 2024	December 31, 2023
Realized gains on investments	$3	$0
Number of investments with realized gains	4	2
Realized losses on investments	$—	$—
Number of investments with realized losses	—	—
Change in unrealized appreciation on investments	$2,207	$2,182
Number of investments with unrealized appreciation	40	38
Change in unrealized depreciation on investments	$(1,235)	$(1,177)
Number of investments with unrealized depreciation	29	28
Net change in unrealized appreciation (depreciation) in our investments for the three months ended March 31, 2024 was primarily driven by improving credit fundamentals and positive impact of foreign currency exchange rates.
Net change in unrealized appreciation (depreciation) is driven by changes in other inputs utilized under our valuation methodology, including, but not limited to, enterprise value multiples, borrower leverage multiples and borrower ratings, and the impact of exits.

For the three months ended March 31, 2024 and March 31, 2023
The following table sets forth information regarding our consolidated results of operations for the three month periods ending March 31, 2024 and March 31, 2023:

	Three Months Ended		Change
	March 31, 2024	March 31, 2023	$
Investment income:
Interest income	$10,190	$6,502	$3,688
PIK income	164	139	25
Other income	798	226	572
Total investment income	11,152	6,867	4,285
Expenses:
Organizational expenses	—	10	(10)
Offering costs	5	33	(28)
Net investment income incentive fees	1,399	769	630
Professional fees	115	245	(130)
Administrative service fees	287	140	147
Interest expense and credit facility fees	2,930	2,405	525
Trustees’ fees and expense	86	67	19
Other general and administrative	321	160	161
Excise tax expense	35	9	26
Total expenses	5,178	3,838	1,340
Less waivers and reimbursements of expenses	(609)	(574)	(35)
Expenses after waivers and reimbursements of expenses	4,569	3,264	1,305
Net investment income (loss)	6,583	3,603	2,980
Net realized gain (loss) and net change in unrealized appreciation (depreciation):
Net realized gain (loss) on investments	3	9	(6)
Net realized currency gain (loss) on non-investment assets and liabilities	(4)	(3)	(1)
Net change in unrealized appreciation (depreciation) on investments	972	1,028	(56)
Net change in unrealized currency gains (losses) on non-investment assets and liabilities	320	(158)	478
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments and non-investment assets and liabilities	1,291	876	415
Net increase (decrease) in net assets resulting from operations	$7,874	$4,479	$3,395

Investment Income
The increase in investment income for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 was primarily driven by an increase in interest income due to a higher average outstanding investment balance and higher weighted average interest rates. As of March 31, 2024, the size of our portfolio increased to $341,709 from $238,478 as of March 31, 2023, at amortized cost. As of March 31, 2024, the weighted average yield of our total debt and income producing investments increased to 12.3% from 12.0% as of March 31, 2023 based on amortized cost.
Interest income and PIK income on our first and second lien debt investments are dependent on the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of March 31, 2024 and March 31, 2023, there were no first or second lien debt investments on non-accrual status.
The increase in other income for the three months ended March 31, 2024 from the three months ended March 31, 2023 was primarily driven by higher amendment and prepayment fees.

Expenses
The increase in interest expense and credit facility fees for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 was primarily driven by higher weighted average interest rates due to higher benchmark rates.
The increase in incentive fees was driven by higher pre-incentive fee net investment income for the three months ended March 31, 2024 compared to the three months ended March 31, 2023.
For the three months ended March 31, 2024, there were no accrued capital gains incentive fees based upon the cumulative net realized and unrealized appreciation (depreciation) as of March 31, 2024. The accrual for any capital gains incentive fee under U.S. GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. See Note 4, Related Party Transactions, to the unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on the incentive and base management fees.
Professional fees include legal, rating agencies, audit, tax, valuation, technology and other professional fees incurred related to the management of the Company. Administrative service fees represent fees paid to the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including our allocable portion of the cost of certain of our executive officers and their respective staff. Other general and administrative expenses include insurance, filing, research, subscriptions and other costs.
Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation)
The amount of and number of investments with realized gain (loss) and change in unrealized appreciation (depreciation) for the three months ended March 31, 2024 and March 31, 2023 were as follows:

	Three Months Ended
	March 31, 2024	March 31, 2023
Realized gains on investments	$3	$9
Number of investments with realized gains	4	1
Realized losses on investments	$—	$—
Number of investments with realized losses	—	—
Change in unrealized appreciation on investments	$2,207	$1,563
Number of investments with unrealized appreciation	40	53
Change in unrealized depreciation on investments	$(1,235)	$(535)
Number of investments with unrealized depreciation	29	19
Net change in unrealized appreciation (depreciation) in our investments for the three months ended March 31, 2024 was primarily driven by improving credit fundamentals and positive impact of foreign currency exchange rates.
Net change in unrealized appreciation (depreciation) is driven by changes in other inputs utilized under our valuation methodology, including, but not limited to, enterprise value multiples, borrower leverage multiples and borrower ratings, and the impact of exits.

Financial Condition, Liquidity and Capital Resources
Capitalization
We have capitalized our business to date primarily through the issuance and sale of our Shares and asset-level financing. We may also fund a portion of our investments through borrowings under the Credit Facilities, as well as through securitization of a portion of our existing investments. As of March 31, 2024, we had $148,189 of outstanding consolidated indebtedness under the Credit Facilities, as previously discussed within Portfolio and Investment Activity - Portfolio Financing. As of March 31, 2024, we had $79,675 of liquidity that can be used to satisfy our short-term cash requirements and working capital for our business. Refer to Note 5, Borrowings, to the unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding our financing. As of March 31, 2024 and December 31, 2023, net financial leverage was 0.53x and 0.57x, respectively.

Sources of Liquidity
Our primary sources of liquidity include cash and cash equivalents and available borrowings under our Credit Facilities.

	March 31, 2024	December 31, 2023
Cash, cash equivalents and restricted cash	$29,893	$37,131
Available borrowings under Credit Facilities	49,782	35,151
Total Liquidity	$79,675	$72,282
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
Contractual Obligations and Contingencies
In the ordinary course of our business, we enter into contracts or agreements that contain indemnifications or warranties. Future events could occur which may give rise to liabilities arising from these provisions against us. We believe that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q as of March 31, 2024 and December 31, 2023 for any such exposure.
We have in the past, currently are and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments. We had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of March 31, 2024 and December 31, 2023:

	Par / Principal Amount as of
	March 31, 2024	December 31, 2023
Unfunded delayed draw commitments	$54,889	$61,231
Unfunded revolving commitments	15,268	14,443
Total unfunded commitments	$70,157	$75,674
Cash Flows
The following table details the net change in our cash and cash equivalents:

For the three months ended
March 31, 2024
Cash flows provided by (used in) operating activities	$(22,197)
Cash flows provided by (used in) financing activities	14,959
Net increase (decrease) in cash, cash equivalents and restricted cash	$(7,238)
During the three months ended March 31, 2024, we paid $33,136 related to cost of investments purchased and received $3,884 in repayments on our investments. During the three months ended March 31, 2024, we had net repayments of $4,000 on the Credit Facilities. During the three months ended March 31, 2024, we issued 1,021,511 Shares for an aggregate offering price of approximately $21,636.

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
On June 21, 2021, the Board of Trustees, including a “required majority” (as such term is defined in Section 57(o) of the Investment Company Act), and the shareholders of the Company, respectively, approved the application to the Company of the 150% minimum asset coverage ratio set forth in Section 61(a)(2) of the Investment Company Act, as amended. As a result, the minimum asset coverage ratio applicable to the Company was reduced from 200% to 150%, effective as of June 21, 2021.
As of March 31, 2024 and December 31, 2023, the Company had total senior securities of $148,189 and $152,512, respectively, consisting of secured borrowings under the Credit Facilities, and had asset coverage ratios of 255.2% and 233.6%, respectively.
Critical Accounting Policies and Estimates
The preparation of our consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. These estimates and judgments are based on historical information, information currently available to us and on various other assumptions management believes to be reasonable under the circumstances. Actual results could vary from those estimates and we may change our estimates and assumptions in future evaluations. Changes in these estimates and assumptions may have a material effect on our results of operations and financial condition. There have been no material changes in the critical accounting estimates since those discussed in our Annual Report on Form 10-K for the year ended December 31, 2023.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
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
Interest Rate Risk
As of March 31, 2024, on a fair value basis, all of our debt investments bear interest at a floating rate, which primarily are subject to interest rate floors. The Credit Facilities are subject to floating interest rates and are primarily paid based on floating SOFR rates.

Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our income in the future.
The following table estimates the potential changes in net cash flow generated from interest income, should interest rates increase or decrease by 100, 200 or 300 basis points. These hypothetical interest income calculations are based on a model of the settled debt investments in our portfolio, held as of March 31, 2024 and December 31, 2023, and are only adjusted for assumed changes in the underlying base interest rates and the impact of that change on interest income. Interest expense is calculated based on outstanding secured borrowings as of March 31, 2024 and December 31, 2023 and based on the terms of our Credit Facilities. Interest expense on our Credit Facilities is calculated using the stated interest rate as of March 31, 2024 and December 31, 2023, adjusted for the hypothetical changes in rates, as shown below. We intend to continue to finance a portion of our investments with borrowings and the interest rates paid on our borrowings may significantly impact our net interest income.
We regularly measure exposure to interest rate risk. We assess interest rate risk and manage interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.
Based on our Consolidated Statements of Assets and Liabilities as of March 31, 2024 and December 31, 2023, the following table shows the annual impact on net investment income of base rate changes in interest rates for our settled debt investments (considering interest rate floors for variable rate instruments) and outstanding secured borrowings assuming no changes in our investment and borrowing structure:

	As of March 31, 2024			As of December 31, 2023
Basis Point Change	Interest Income	Interest Expense	Net Investment Income	Interest Income	Interest Expense	Net Investment Income
Up 300 basis points	$10,446	$(4,446)	$6,000	$9,523	$(4,575)	$4,948
Up 200 basis points	$6,964	$(2,964)	$4,000	$6,349	$(3,050)	$3,299
Up 100 basis points	$3,482	$(1,482)	$2,000	$3,174	$(1,525)	$1,649
Down 100 basis points	$(3,482)	$1,482	$(2,000)	$(3,174)	$1,525	$(1,649)
Down 200 basis points	$(6,964)	$2,964	$(4,000)	$(6,349)	$3,050	$(3,299)
Down 300 basis points	$(10,422)	$4,446	$(5,976)	$(9,495)	$4,575	$(4,920)

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
Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
In addition to the other information set forth within this Form 10-Q, consideration should be given to the information disclosed in “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2023.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Except as previously reported by the Company on a Current Report on Form 8-K, we did not sell any equity securities during the period covered in this report that were not registered under the Securities Act of 1933, as amended.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended March 31, 2024, no director, trustee or Section 16 officer of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits.

10.1
Loan and Servicing Agreement, dated as of September 30, 2022, and conformed through Amendment No.2 dated as of March 29, 2024, among Carlyle Secured Lending III, as Holdings, Carlyle Secured Lending III SPV, L.L.C., as the Borrower, Massachusetts Mutual Life Insurance Company and the other Lenders from time to time party hereto, Wilmington Trust National Association, as the Administrative Agent, Massachusetts Mutual Life Insurance Company, as the Calculation Agent, Carlyle Secured Lending III, as the Portfolio Asset Servicer, Wilmington Trust, National Association, as the Collateral Custodian, and Wilmington Trust, National Association, as the Account Bank.*

10.2
First Amendment to the Senior Secured Revolving Credit Agreement, dated as of March 1, 2024, among Carlyle Secured Lending III, the other borrower parties thereto, Morgan Stanley Senior Funding, Inc., and Morgan Stanley Bank, N.A.*

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

CARLYLE SECURED LENDING III

Dated: May 13, 2024	By	/s/ Thomas M. Hennigan
Thomas M. Hennigan Chief Financial Officer (principal financial officer)