Form 10-Q
period 2024-06-30
Carlyle Secured Lending III
filed 2024-08-12
CIK 1851277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of the registrant’s common shares of beneficial interest, $0.001 par value per share, outstanding at August 9, 2024 was 11,710,034.

CARLYLE SECURED LENDING III

CARLYLE SECURED LENDING III
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(amounts in thousands, except share and per share data)

	June 30, 2024	December 31, 2023
ASSETS	(unaudited)
Investments—non-controlled/non-affiliated, at fair value (amortized cost of $364,292 and $311,762, respectively)	$368,541	$316,342
Cash, cash equivalents and restricted cash	37,631	37,131
Derivative assets, at fair value (Note 5)	17	—
Deferred offering costs	1	9
Receivable for investments sold	35	67
Due from Investment Adviser	1,415	972
Interest and other income receivable from investments	3,728	3,438
Receivable for issuance of common shares of beneficial interest	1,841	3,760
Prepaid expenses and other assets	3,590	2,543
Total assets	$416,799	$364,262
LIABILITIES
Secured borrowings (Note 6)	$161,075	$152,512
Derivative liabilities, at fair value (Note 5)	15	—
Interest and credit facility fees payable (Note 6)	468	1,494
Dividend payable (Note 8)	5,990	4,464
Incentive fees payable (Note 4)	1,431	1,167
Administrative service fees payable (Note 4)	297	278
Other accrued expenses and liabilities	956	628
Total liabilities	170,232	160,543
Commitments and contingencies (Notes 4, 7 and 10)
NET ASSETS
Common shares of beneficial interest, $0.001 par value; unlimited shares authorized; 11,587,705 and 9,666,829 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	12	10
Paid-in capital in excess of par value	235,355	194,681
Total distributable earnings (loss)	11,200	9,028
Total net assets	$246,567	$203,719
NET ASSETS PER SHARE	$21.28	$21.07

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARLYLE SECURED LENDING III
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except share and per share data) (unaudited)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$11,312	$7,699	$21,502	$14,201
PIK income	199	71	363	210
Other income	371	569	1,169	795
Total investment income	11,882	8,339	23,034	15,206
Expenses:
Organizational expenses (Note 2)	—	2	—	12
Offering costs (Note 2)	3	33	8	66
Net investment income incentive fees (Note 4)	1,431	993	2,830	1,762
Professional fees	174	268	289	513
Administrative service fees (Note 4)	237	421	524	561
Interest expense and credit facility fees (Note 6)	3,595	2,667	6,525	5,072
Trustees’ fees and expenses	86	63	172	130
Other general and administrative	299	303	620	463
Total expenses	5,825	4,750	10,968	8,579
Less waivers and reimbursements of expenses	(735)	(1,080)	(1,344)	(1,654)
Expenses after waivers and reimbursements of expenses	5,090	3,670	9,624	6,925
Net investment income (loss) before taxes	6,792	4,669	13,410	8,281
Excise tax expense	64	8	99	17
Net investment income (loss)	6,728	4,661	13,311	8,264
Net realized gain (loss) and net change in unrealized appreciation (depreciation):
Net realized gain (loss) on investments:
Non-controlled/non-affiliated investments	(1)	1	2	10
Net realized currency gain (loss) on non-investment assets and liabilities	17	2	13	(1)
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/non-affiliated investments	(1,303)	1,317	(331)	2,345
Net change in unrealized currency gains (losses) on non-investment assets and liabilities	112	(309)	432	(467)
Net change in unrealized gains (losses) on forward currency contracts	2	—	2	—
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments and non-investment assets and liabilities	(1,173)	1,011	118	1,887
Net increase (decrease) in net assets resulting from operations	$5,555	$5,672	$13,429	$10,151
Basic and diluted earnings per Share (Note 8)	$0.51	$0.81	$1.30	$1.61
Weighted-average common shares of beneficial interest outstanding — Basic and Diluted (Note 8)	10,901,594	6,960,645	10,350,534	6,316,443

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARLYLE SECURED LENDING III
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(amounts in thousands) (unaudited)

	Six months ended June 30,
	2024	2023
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$13,311	$8,264
Net realized gain (loss) on investments and non-investment assets and liabilities	15	9
Net change in unrealized appreciation (depreciation) on investments, non-investment assets and liabilities and forward currency contracts	103	1,878
Net increase (decrease) in net assets resulting from operations	13,429	10,151
Capital share transactions:
Common shares of beneficial interest issued	36,386	25,319
Dividend reinvestment	4,290	2,703
Dividends declared (Note 8)	(11,257)	(6,376)
Net increase (decrease) in net assets resulting from capital share transactions	29,419	21,646
Net increase (decrease) in net assets	42,848	31,797
Net assets at beginning of period	203,719	109,672
Net assets at end of period	$246,567	$141,469

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARLYLE SECURED LENDING III
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands) (unaudited)

	Six months ended June 30,
	2024	2023
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$13,429	$10,151
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	456	409
Amortization of deferred offering costs	8	66
Net accretion of discount on investments	(1,299)	(540)
Paid-in-kind interest	(420)	(182)
Net realized (gain) loss on investments	(2)	(10)
Net realized currency (gain) loss on non-investment assets and liabilities	(13)	1
Net change in unrealized (appreciation) depreciation on investments	331	(2,345)
Net change in unrealized currency (gain) loss on non-investment assets and liabilities	(432)	467
Net change in unrealized (gain) loss on forward currency contracts	(2)	—
Cost of investments purchased	(79,937)	(62,337)
Proceeds from sales and repayments of investments and change in receivable for investments sold	29,168	3,245
Changes in operating assets:
Interest and other income receivable from investments	(290)	(1,171)
Prepaid expenses and other assets	(351)	—
Due from Investment Adviser	(443)	182
Changes in operating liabilities:
Interest and credit facility fees payable	(1,026)	897
Incentive fees payable	264	486
Administrative service fees payable	19	107
Accrued organizational expenses	—	(157)
Deferred income	—	(81)
Other accrued expenses and liabilities	328	229
Net cash provided by (used in) operating activities	(40,212)	(50,583)
Cash flows from financing activities:
Proceeds from issuance of common shares of beneficial interest, net of change in receivable for issuance of common shares of beneficial interest	38,305	25,418
Borrowings on Credit Facilities	50,000	57,720
Repayments of Credit Facilities	(41,000)	(24,400)
Debt issuance costs paid	(1,152)	(243)
Dividends paid in cash	(5,441)	(2,059)
Deferred financing cost payable	—	(548)
Deferred offering costs payable	—	(283)
Net cash provided by (used in) financing activities	40,712	55,605
Net increase (decrease) in cash, cash equivalents and restricted cash	500	5,022
Cash, cash equivalents and restricted cash, beginning of period	37,131	6,761
Cash, cash equivalents and restricted cash, end of period	$37,631	$11,783
Supplemental disclosures:

Interest and credit facility fees paid during the period	$7,097	$3,876
Taxes, including excise tax, paid during the period	$176	$33
Dividends declared during the period	$11,257	$6,376
Dividends reinvested during the period	$4,290	$2,703

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARLYLE SECURED LENDING III
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2024
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets
First Lien Debt (99.1% of fair value)
ACR Group Borrower, LLC	^	(2)(3)(13)	Aerospace & Defense	SOFR	5.00%	10.34%	5/14/2024	3/31/2028	$869	$855	$854	0.35%
ADPD Holdings, LLC	#^	(2)(3)(9)(13)	Consumer Services	SOFR	6.00%	11.51%	8/16/2022	8/15/2028	7,606	7,337	6,000	2.43
AI Grace AUS Bidco Pty LTD (Australia)	^	(2)(3)(7)	Consumer Goods: Non-Durable	SOFR	6.50%	11.84%	12/5/2023	12/5/2029	2,286	2,222	2,251	0.91
Allied Benefit Systems Intermediate LLC	^	(2)(3)(13)	Healthcare & Pharmaceuticals	SOFR	5.25%	10.59%	10/31/2023	10/31/2030	5,170	5,085	5,293	2.15
Alpine Acquisition Corp II	#^	(2)(3)(9)(13)	Transportation: Cargo	SOFR	6.00%	11.43%	4/19/2022	11/30/2026	9,784	9,668	8,912	3.61
Apex Companies Holdings, LLC	#^	(2)(3)	Environmental Industries	SOFR	6.25%	11.58%	1/31/2023	1/31/2028	12,314	12,057	12,409	5.03
Applied Technical Services, LLC	#	(2)(3)(9)	Business Services	SOFR	6.00%	11.48%	9/18/2023	12/29/2026	375	369	375	0.15
Applied Technical Services, LLC	#	(2)(3)(9)(13)	Business Services	SOFR	5.75%	11.21%	1/16/2024	12/29/2026	520	504	515	0.21
Ardonagh Midco 3 PLC (United Kingdom)	^	(2)(3)(7)(13)	Diversified Financial Services	SOFR	4.75%	10.04%	3/1/2024	2/15/2031	4,395	4,326	4,321	1.75
Ascend Buyer, LLC	#^	(2)(3)(9)(13)	Containers, Packaging & Glass	SOFR	5.75%	11.23%	9/30/2021	9/30/2028	14,675	14,332	14,579	5.91
Associations, Inc.	#	(2)(3)(9)(13)	Construction & Building	SOFR	6.50%	12.09%	5/3/2024	7/2/2028	6,569	6,562	6,562	2.66
Associations, Inc.	#	(2)(3)(9)(13)	Construction & Building	SOFR	6.50%	11.82%	5/3/2024	7/2/2028	—	—	(1)	0.00
Athlete Buyer, LLC	#^	(2)(3)(9)(13)	Construction & Building	SOFR	6.50%	11.93%	3/29/2024	4/26/2029	3,810	3,637	3,614	1.47
Atlas US Finco, Inc.	#	(2)(3)(7)(13)	High Tech Industries	SOFR	5.75%	11.08%	12/15/2022	12/12/2029	723	703	729	0.30
Atlas US Finco, Inc.	#	(2)(3)(7)	High Tech Industries	SOFR	5.75%	11.08%	12/18/2023	12/10/2029	335	328	331	0.13
Avalara, Inc.	#^	(2)(3)(13)	Diversified Financial Services	SOFR	7.25%	12.58%	10/19/2022	10/19/2028	13,500	13,211	13,723	5.57
Azurite Intermediate Holdings, Inc.	^	(2)(3)(13)	Software	SOFR	6.50%	11.84%	3/19/2024	3/19/2031	3,220	3,151	3,186	1.29
Big Bus Tours Group Limited (United Kingdom)	^	(2)(7)(13)	Leisure Products & Services	SOFR	8.25%	13.57%	6/4/2024	6/4/2031	—	(14)	(14)	(0.01)
Big Bus Tours Group Limited (United Kingdom)	^	(2)(7)	Leisure Products & Services	EURIBOR	8.25%	12.00%	6/4/2024	6/4/2031	€1,652	1,744	1,716	0.70
Big Bus Tours Group Limited (United Kingdom)	^	(2)(7)	Leisure Products & Services	SOFR	8.25%	13.56%	6/4/2024	6/4/2031	2,671	2,591	2,591	1.05
BlueCat Networks, Inc. (Canada)	#^	(2)(3)(7)(13)	High Tech Industries	SOFR	4.00%, 2.00% PIK	11.33%	8/8/2022	8/8/2028	7,459	7,301	7,463	3.03
Bradyifs Holdings, LLC	^	(2)(3)(13)	Wholesale	SOFR	6.00%	11.33%	10/31/2023	10/31/2029	4,804	4,706	4,788	1.94
CD&R Madison Parent Ltd (United Kingdom)	^	(2)(7)	Business Services	EURIBOR	6.00%, 2.00% PIK	11.79%	2/27/2023	2/27/2030	€1,230	1,270	1,344	0.55
CD&R Madison Parent Ltd (United Kingdom)	#^	(2)(7)(13)	Business Services	SONIA	6.50%, 2.00% PIK	13.70%	2/27/2023	2/27/2030	£2,674	3,125	3,453	1.40
Celerion Buyer, Inc.	^	(2)(3)(13)	Healthcare & Pharmaceuticals	SOFR	5.50%	10.84%	11/3/2022	11/3/2029	3,105	3,026	3,143	1.27

CARLYLE SECURED LENDING III
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2024
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets
CoreWeave Compute Acquisition Co. II, LLC	#	(2)(3)	High Tech Industries	SOFR	9.62%	14.95%	7/30/2023	7/30/2028	$1,204	$1,186	$1,189	0.48%
CoreWeave Compute Acquisition Co. IV, LLC	#	(2)(13)	High Tech Industries	SOFR	6.00%	11.34%	5/22/2024	5/22/2029	314	167	164	0.07
Coupa Holdings, LLC	#	(2)(3)(13)	Software	SOFR	5.50%	10.83%	2/27/2023	2/28/2030	2,160	2,106	2,151	0.87
CST Holding Company	^	(2)(3)(9)(13)	Consumer Goods: Non-Durable	SOFR	5.00%	10.44%	11/1/2022	11/1/2028	4,957	4,830	5,064	2.05
DCA Investment Holding LLC	#	(2)(3)	Healthcare & Pharmaceuticals	SOFR	6.41%	11.74%	2/25/2022	4/3/2028	2	2	2	0.00
Denali Midco 2, LLC	#^	(2)(3)(9)	Consumer Services	SOFR	6.50%	11.94%	9/15/2022	12/22/2027	9,892	9,683	9,892	4.01
Diligent Corporation	#	(2)(3)(13)	Telecommunications	SOFR	5.00%	10.34%	4/30/2024	8/4/2030	7,214	7,146	7,146	2.90
Dwyer Instruments, Inc.	#^	(2)(3)(9)(13)	Capital Equipment	SOFR	5.75%	11.18%	7/21/2021	7/21/2027	13,739	13,560	13,739	5.57
Eliassen Group, LLC	#^	(2)(3)	Business Services	SOFR	5.75%	11.08%	4/14/2022	4/14/2028	8,684	8,594	8,600	3.49
Ellkay, LLC	#	(2)(3)(9)(13)	Healthcare & Pharmaceuticals	SOFR	5.50%, 2.00% PIK	12.97%	9/14/2021	9/14/2027	3	3	3	0.00
Essential Services Holding Corporation	^	(2)(3)(13)	Consumer Services	SOFR	5.00%	10.33%	6/17/2024	6/17/2031	758	748	748	0.30
Excel Fitness Holdings, Inc.	#^	(2)(3)(13)	Leisure Products & Services	SOFR	5.50%	10.88%	8/3/2023	4/29/2029	2,441	2,361	2,396	0.97
Excel Fitness Holdings, Inc.	^	(2)(3)(9)(13)	Leisure Products & Services	SOFR	5.25%	10.73%	4/29/2022	4/29/2029	4,094	4,024	4,000	1.62
Excelitas Technologies Corp.	^	(2)(3)(13)	Capital Equipment	SOFR	5.25%	10.58%	8/12/2022	8/12/2029	6,552	6,462	6,482	2.63
Excelitas Technologies Corp.	^	(2)	Capital Equipment	EURIBOR	5.25%	8.97%	8/12/2022	8/12/2029	€1,172	1,184	1,252	0.51
FPG Intermediate Holdco, LLC	#	(2)(3)(9)	Consumer Services	SOFR	2.75%, 4.00% PIK	12.10%	8/5/2022	3/5/2027	37	36	34	0.01
GS AcquisitionCo, Inc.	^	(2)(3)(13)	Software	SOFR	5.25%	10.58%	3/26/2024	5/25/2028	4,122	4,108	4,117	1.67
Guidehouse LLP	#^	(2)(3)	Sovereign & Public Finance	SOFR	3.75%, 2.00% PIK	11.09%	9/30/2022	12/16/2030	5,985	5,984	6,059	2.46
Hercules Borrower LLC	#	(2)(3)(9)	Environmental Industries	SOFR	5.50%	10.93%	9/10/2021	12/14/2026	1	1	1	0.00
Hoosier Intermediate, LLC	#	(2)(3)(9)(13)	Healthcare & Pharmaceuticals	SOFR	5.00%	10.47%	11/15/2021	11/15/2028	4	4	4	0.00
HS Spa Holdings Inc.	^	(2)(3)(13)	Consumer Services	SOFR	5.25%	10.60%	6/2/2022	6/2/2029	876	862	877	0.36
HS Spa Holdings Inc.	#	(2)(3)(13)	Consumer Services	SOFR	5.25%	10.57%	3/12/2024	6/2/2029	—	(1)	—	—
Icefall Parent, Inc.	^	(2)(3)(13)	Software	SOFR	6.50%	11.83%	1/26/2024	1/26/2030	2,604	2,550	2,570	1.04
IQN Holding Corp.	^	(2)(3)(13)	Business Services	SOFR	5.25%	10.60%	5/2/2022	5/2/2029	3,082	3,056	3,082	1.25
iRobot Corporation	#	(2)(3)(7)(9)	Consumer Goods: Durable	SOFR	6.50%, 2.50% PIK	14.45%	7/25/2023	7/31/2026	4,348	4,348	4,163	1.69
Jeg's Automotive, LLC	#	(2)(3)(9)(11)	Auto Aftermarket & Services	SOFR	6.00%	11.32%	12/22/2021	12/22/2027	4	4	2	0.00

CARLYLE SECURED LENDING III
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2024
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets
Kaseya, Inc.	#	(2)(3)(13)	High Tech Industries	SOFR	5.50%	10.83%	6/23/2022	6/23/2029	$1,647	$1,559	$1,647	0.67%
LVF Holdings, Inc.	#	(2)(3)(9)(13)	Beverage & Food	SOFR	5.75%	11.23%	6/10/2021	6/10/2027	19	19	19	0.01
Material Holdings, LLC	#	(2)(3)(9)	Business Services	SOFR	6.00%	11.33%	8/19/2021	8/19/2027	4	4	4	0.00
Material Holdings, LLC	#	(2)(3)(9)(11)	Business Services	SOFR	6.00%	11.32%	8/19/2021	8/19/2027	1	0	0	0.00
Maverick Acquisition, Inc.	#	(2)(3)(9)	Aerospace & Defense	SOFR	6.25%	11.58%	6/1/2021	6/1/2027	21	21	18	0.01
Medical Manufacturing Technologies, LLC	#^	(2)(3)(9)(13)	Healthcare & Pharmaceuticals	SOFR	5.75%	11.24%	12/23/2021	12/23/2027	1,879	1,843	1,856	0.75
NEFCO Holding Company LLC	#^	(2)(3)(9)(13)	Construction & Building	SOFR	6.50%	12.00%	8/5/2022	8/5/2028	7,137	7,026	7,137	2.89
NEFCO Holding Company LLC	#	(2)(3)(9)(13)	Construction & Building	SOFR	6.50%	11.99%	12/1/2023	8/5/2028	2,845	2,765	2,924	1.19
North Haven Fairway Buyer, LLC	#^	(2)(3)	Consumer Services	SOFR	6.50%	11.83%	5/17/2022	5/17/2028	15,817	15,595	15,975	6.49
North Haven Stallone Buyer, LLC	#	(2)(3)	Consumer Services	SOFR	5.75%	11.34%	10/11/2022	5/24/2027	198	195	195	0.08
North Haven Stallone Buyer, LLC	#	(2)(3)(9)(13)	Consumer Services	SOFR	6.00%	11.57%	11/3/2023	5/24/2027	3,410	3,315	3,358	1.36
Oak Purchaser, Inc.	#^	(2)(3)(13)	Business Services	SOFR	5.50%	10.83%	4/28/2022	4/28/2028	6,725	6,676	6,607	2.68
Oak Purchaser, Inc.	^	(2)(3)(13)	Business Services	SOFR	5.50%	10.83%	2/1/2024	4/28/2028	758	719	719	0.29
Oranje Holdco, Inc.	#^	(2)(3)(13)	Business Services	SOFR	7.50%	12.83%	2/1/2023	2/1/2029	8,052	7,866	8,144	3.30
Oranje Holdco, Inc.	^	(2)(3)	Business Services	SOFR	7.25%	12.59%	6/26/2024	2/1/2029	3,374	3,307	3,306	1.34
Park County Holdings, LLC	^	(2)(3)(8)	Media: Advertising, Printing & Publishing	SOFR	7.28%	12.62%	11/29/2023	11/29/2029	11,503	11,284	11,388	4.62
PDI TA Holdings, Inc	^	(2)(3)(13)	Software	SOFR	5.25%	10.58%	2/1/2024	2/1/2031	5,493	5,423	5,423	2.20
Pestco Intermediate, LLC	^	(2)(3)(9)(13)	Environmental Industries	SOFR	6.00%	11.48%	2/6/2023	2/17/2028	6,023	5,840	6,135	2.49
PF Atlantic Holdco 2, LLC	#	(2)(3)(9)(13)	Leisure Products & Services	SOFR	5.50%	10.99%	11/12/2021	11/12/2027	5	4	5	0.00
PF Atlantic Holdco 2, LLC	^	(2)(3)(9)(13)	Leisure Products & Services	SOFR	6.00%	11.35%	11/21/2023	11/12/2027	318	257	346	0.14
Project Castle, Inc.	^	(2)(3)	Capital Equipment	SOFR	5.50%	10.80%	6/24/2022	6/1/2029	983	901	874	0.35
Pushpay USA Inc.	#^	(2)(3)(9)(13)	Diversified Financial Services	SOFR	6.75%	12.23%	5/10/2023	5/10/2030	11,947	11,606	12,001	4.87
PXO Holdings I Corp.	#	(2)(3)(9)(13)	Chemicals, Plastics & Rubber	SOFR	5.50%	10.98%	3/8/2022	3/8/2028	4	4	4	0.00
QNNECT, LLC	^	(2)(3)(13)	Aerospace & Defense	SOFR	6.75%	11.92%	11/2/2022	11/2/2029	5,275	5,113	5,407	2.19
Quantic Electronics, LLC	#	(2)(3)(9)	Aerospace & Defense	SOFR	6.25%	11.68%	8/17/2021	3/1/2027	7	7	7	0.00
Radwell Parent, LLC	#^	(2)(3)(13)	Wholesale	SOFR	5.50%	10.83%	12/1/2022	4/1/2029	13,988	13,631	14,038	5.70
RSC Acquisition, Inc.	^	(2)(3)(9)	Diversified Financial Services	SOFR	5.50%	10.98%	5/31/2022	11/1/2029	10,176	10,112	9,972	4.04
SCP Eye Care HoldCo, LLC	#^	(2)(3)(13)	Healthcare & Pharmaceuticals	SOFR	5.50%	10.94%	10/7/2022	10/7/2029	9,073	8,791	8,963	3.64
Smarsh Inc.	#	(2)(3)(13)	Software	SOFR	5.75%	11.08%	2/18/2022	2/18/2029	1	1	1	0.00

CARLYLE SECURED LENDING III
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2024
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **		Amortized Cost (4)	Fair Value (5)	% of Net Assets
Spotless Brands, LLC	#^	(2)(3)(9)(13)	Consumer Services	SOFR	6.50%	11.97%	6/21/2022	7/25/2028		$14,108	$13,895	$14,252	5.79%
Summit Acquisition, Inc.	^	(2)(3)(13)	Diversified Financial Services	SOFR	6.75%	12.08%	5/4/2023	5/1/2030		4,444	4,287	4,564	1.85
Trader Corporation (Canada)	#^	(2)(3)(7)(13)	Auto Aftermarket & Services	CORRA	5.50%	10.48%	12/22/2022	12/22/2028	C$	16,762	12,070	12,516	5.08
Tufin Software North America, Inc.	^	(2)(3)(9)(13)	Software	SOFR	7.69%	13.08%	8/17/2022	8/17/2028		7,518	7,405	7,474	3.03
United Flow Technologies Intermediate Holdco II, LLC	^	(2)(3)(13)	Environmental Industries	SOFR	5.25%	10.60%	6/21/2024	6/21/2031		3,030	2,955	2,955	1.20
USALCO, LLC	#	(2)(3)(9)	Chemicals, Plastics & Rubber	SOFR	6.00%	11.60%	10/19/2021	10/19/2027		5	5	5	0.00
USR Parent Inc.	^	(2)(3)(8)	Retail	SOFR	7.60%	12.93%	4/22/2022	4/25/2027		3,556	3,533	3,550	1.44
Vensure Employee Services, Inc.	#	(2)(3)(13)	Business Services	SOFR	5.25%	10.58%	12/15/2023	3/26/2027		1,688	1,657	1,679	0.68
Wineshipping.com LLC	#	(2)(3)(9)(13)	Beverage & Food	SOFR	5.75%	11.24%	10/29/2021	10/29/2027		4	4	3	0.00
Yellowstone Buyer Acquisition, LLC	#	(2)(3)(9)	Consumer Goods: Durable	SOFR	5.75%	11.07%	9/13/2021	9/13/2027		2	2	2	0.00
First Lien Debt Total											$360,801	$365,347	148.17%
Second Lien Debt (0.7% of fair value)
11852604 Canada Inc. (Canada)	#	(2)(3)(7)(9)	Healthcare & Pharmaceuticals	SOFR	9.50% (100% PIK)	14.91%	9/30/2021	9/30/2028		$5	$5	$5	0.00%
AP Plastics Acquisition Holdings, LLC	#	(2)(3)(9)	Chemicals, Plastics & Rubber	SOFR	7.25%	12.69%	8/10/2021	8/10/2029		10	10	10	0.01
Associations, Inc.	#	(12)	Construction & Building	FIXED	14.25% (100% PIK)	14.25%	5/3/2024	5/3/2030		2,555	2,543	2,543	1.03
Second Lien Debt Total											$2,558	$2,558	1.04%

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
Equity Investments (0.2% of fair value)
Blackbird Holdco, Inc.	#	(6)	Capital Equipment	12/14/2021	0	$2	$2	0.00%
Buckeye Parent, LLC	#	(6)(10)	Auto Aftermarket & Services	12/22/2021	0	0	0	0.00
GB Vino Parent, L.P.	#	(6)(10)	Beverage & Food	10/29/2021	0	0	0	0.00
NearU Holdings LLC	#	(6)(10)	Consumer Services	8/16/2022	5	494	133	0.05
NEFCO Holding Company LLC	#	(6)	Construction & Building	8/5/2022	0	152	152	0.06
Pascal Ultimate Holdings, L.P	#	(6)(10)	Capital Equipment	7/21/2021	0	0	0	0.00
Profile Holdings I, LP	#	(6)(10)	Chemicals, Plastics & Rubber	3/8/2022	0	0	0	0.00
Summit K2 Midco, Inc.	#	(6)(10)	Diversified Financial Services	4/27/2023	91	91	127	0.05
Talon MidCo 1 Limited	#	(6)(10)	Software	8/17/2022	136	194	222	0.09

CARLYLE SECURED LENDING III
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2024
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
TW LRW Holdings, LLC	#	(6)(10)	Business Services	6/14/2024	0	$—	$0	0.00%
Equity Investments Total						$933	$636	0.25%
Total investments—non-controlled/non-affiliated						$364,292	$368,541	149.46%
Total investments						$364,292	$368,541	149.46%

Derivative Instruments***	Counterparty	Notional Amount to be Purchase	Notional Amount to be Sold		Maturity Date	Unrealized Appreciation (Depreciation)
Forward Currency Contract	Macquarie Bank Limited	$55		€51	11/15/2024	$1
Forward Currency Contract	Macquarie Bank Limited	$53		€48	8/15/2025	0
Forward Currency Contract	Macquarie Bank Limited	$52		€47	11/14/2025	0
Forward Currency Contract	Macquarie Bank Limited	$54		€49	2/13/2025	1
Forward Currency Contract	Macquarie Bank Limited	$53		€48	5/15/2025	1
Forward Currency Contract	Macquarie Bank Limited	$51		€46	2/17/2026	0
Forward Currency Contract	Macquarie Bank Limited	$51		€45	5/15/2026	0
Forward Currency Contract	Macquarie Bank Limited	$1,892		€1,698	6/10/2026	14
Forward Currency Contract	Barclays Capital	$3,512	C$	4,813	9/12/2024	(11)
Forward Currency Contract	Barclays Capital	$21		€19	10/15/2024	0
Forward Currency Contract	Barclays Capital	$20		€19	1/14/2025	0
Forward Currency Contract	Barclays Capital	$19		€18	4/14/2025	0
Forward Currency Contract	Barclays Capital	$19		€17	7/14/2025	0
Forward Currency Contract	Barclays Capital	$18		€17	10/15/2025	0
Forward Currency Contract	Barclays Capital	$18		€17	1/14/2026	0
Forward Currency Contract	Barclays Capital	$18		€16	4/14/2026	0
Forward Currency Contract	Barclays Capital	$18		€16	7/14/2026	0
Forward Currency Contract	Barclays Capital	$18		€16	10/14/2026	0
Forward Currency Contract	Barclays Capital	$18		€16	1/14/2027	0
Forward Currency Contract	Barclays Capital	$18		€16	4/14/2027	0
Forward Currency Contract	Barclays Capital	$895		€801	7/14/2027	(4)

CARLYLE SECURED LENDING III
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2024
(amounts in thousands) (unaudited)

Derivative Instruments***	Counterparty	Notional Amount to be Purchase	Notional Amount to be Sold	Maturity Date	Unrealized Appreciation (Depreciation)
Forward Currency Contract	Barclays Capital	$85	£67	10/15/2024	$0
Total Derivative Instruments					$2
# Denotes that all or a portion of the assets are owned by Carlyle Secured Lending III (together with its consolidated subsidiary, “we,” “us,” “our,” “CSL III,” or the “Company”). The Company has entered into a senior secured revolving credit facility (as amended, the “Subscription Facility”). The lenders of the Subscription Facility have a first lien security interest in substantially all of the portfolio investments held by the Company (see Note 6, Borrowings, to these unaudited consolidated financial statements). Accordingly, such assets are not available to creditors of the Company's wholly owned subsidiary, Carlyle Secured Lending III SPV, L.L.C. (the “SPV”).
^ Denotes that all or a portion of the assets are owned by the Company’s wholly owned subsidiary, the SPV. The SPV has entered into a senior secured revolving credit facility (the “SPV Credit Facility” and, together with the Subscription Facility, the “Credit Facilities”). The lenders of the SPV Credit Facility have a first lien security interest in substantially all of the assets of the SPV (see Note 6, Borrowings, to these unaudited consolidated financial statements). Accordingly, such assets are not available to creditors of the Company.
** Par amount is denominated in USD (“$”) unless otherwise noted, as denominated in Canadian Dollar (“C$”), Euro (“€”) or British Pound (“£”).
*** Refer to Note 5, Derivative Instruments, to these unaudited consolidated financial statements for further information
(1)Unless otherwise indicated, issuers of debt and equity investments held by the Company are domiciled in the United States. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of June 30, 2024, the Company does not “control” any of these portfolio companies. Under the Investment Company Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of June 30, 2024, the Company is not an “affiliated person” of any of these portfolio companies. Certain portfolio company investments are subject to contractual restrictions on sales.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either the Secured Overnight Financing Rate (“SOFR”) or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of June 30, 2024. As of June 30, 2024, the reference rates for variable rate loans were the 30-day SOFR at 5.34%, the 90-day SOFR at 5.32%, the 180-day SOFR at 5.27%, the daily SONIA at 5.20%, the 90-day EURIBOR at 3.71% and the 30-day CORRA at 4.80%.
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
(6)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of June 30, 2024, the aggregate fair value of these securities is $636, or 0.25%, of the Company's net assets.
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
(10)Represents a non-income producing security as of June 30, 2024.
(11)Loan was on non-accrual status as of June 30, 2024.
(12)Represents a corporate mezzanine loan, which is subordinated to senior secured term loans of the portfolio company.
(13)As of June 30, 2024, the Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans:

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount **	Fair Value
First and Second Lien Debt—unfunded delayed draw and revolving term loans commitments
ACR Group Borrower, LLC	Delayed Draw	0.75%	$621	$(6)
ADPD Holdings, LLC	Delayed Draw	1.00	6,353	(711)

CARLYLE SECURED LENDING III
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2024
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount **	Fair Value
ADPD Holdings, LLC	Revolver	0.50%	$379	$(42)
Allied Benefit Systems Intermediate LLC	Delayed Draw	1.00	948	19
Alpine Acquisition Corp II	Revolver	0.50	345	(30)
Applied Technical Services, LLC	Delayed Draw	1.00	387	(2)
Applied Technical Services, LLC	Revolver	0.50	34	—
Ardonagh Midco 3 PLC (United Kingdom)	Delayed Draw	1.00	405	(6)
Ascend Buyer, LLC	Revolver	0.50	0	(0)
Associations, Inc.	Delayed Draw	—	508	(1)
Associations, Inc.	Revolver	0.50	407	—
Athlete Buyer, LLC	Delayed Draw	1.00	5,242	(113)
Atlas US Finco, Inc.	Revolver	0.50	67	1
Avalara, Inc.	Revolver	0.50	1,350	20
Azurite Intermediate Holdings, Inc.	Delayed Draw	0.50	1,073	(8)
Azurite Intermediate Holdings, Inc.	Revolver	0.50	477	(3)
Big Bus Tours Group Limited (United Kingdom)	Delayed Draw	0.35	457	(14)
BlueCat Networks, Inc. (Canada)	Delayed Draw	1.00	3,699	1
Bradyifs Holdings, LLC	Delayed Draw	1.00	189	(1)
Bradyifs Holdings, LLC	Revolver	0.50	383	(1)
CD&R Madison Parent Ltd (United Kingdom)	Delayed Draw	1.50	£365	6
Celerion Buyer, Inc.	Delayed Draw	1.00	499	5
Celerion Buyer, Inc.	Revolver	0.50	249	2
CoreWeave Compute Acquisition Co. IV, LLC	Delayed Draw	0.50	9,686	(145)
Coupa Holdings, LLC	Delayed Draw	1.50	193	(1)
Coupa Holdings, LLC	Revolver	0.50	148	—
CST Holding Company	Revolver	0.50	423	8
Diligent Corporation	Delayed Draw	0.50	1,158	(9)
Diligent Corporation	Revolver	0.50	772	(6)
Dwyer Instruments, Inc.	Revolver	0.50	847	—
Ellkay, LLC	Revolver	0.50	0	(0)
Essential Services Holding Corporation	Delayed Draw	1.00	149	(1)
Essential Services Holding Corporation	Revolver	0.50	93	(1)
Excel Fitness Holdings, Inc.	Delayed Draw	1.00	1,745	(19)
Excel Fitness Holdings, Inc.	Revolver	0.50	594	(12)
Excelitas Technologies Corp.	Delayed Draw	1.00	1,081	(9)
Excelitas Technologies Corp.	Revolver	0.50	1,109	(9)
GS AcquisitionCo, Inc.	Delayed Draw	0.50	426	(0)

CARLYLE SECURED LENDING III
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2024
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount **		Fair Value
GS AcquisitionCo, Inc.	Revolver	0.50%		$179	$(0)
Hoosier Intermediate, LLC	Revolver	0.50		1	—
HS Spa Holdings Inc.	Delayed Draw	0.50		116	—
HS Spa Holdings Inc.	Revolver	0.50		95	0
Icefall Parent, Inc.	Revolver	0.50		248	(3)
IQN Holding Corp.	Revolver	0.50		432	—
Kaseya, Inc.	Delayed Draw	1.00		3,987	—
Kaseya, Inc.	Revolver	0.50		385	—
LVF Holdings, Inc.	Revolver	0.38		1	(0)
Medical Manufacturing Technologies, LLC	Revolver	0.50		58	(1)
NEFCO Holding Company LLC	Delayed Draw	1.00		1,543	28
NEFCO Holding Company LLC	Revolver	0.50		458	—
North Haven Stallone Buyer, LLC	Delayed Draw	1.00		1,681	(18)
Oak Purchaser, Inc.	Delayed Draw	0.50		1,408	(25)
Oak Purchaser, Inc.	Revolver	0.50		584	(9)
Oranje Holdco, Inc.	Revolver	0.50		1,006	10
PDI TA Holdings, Inc	Delayed Draw	0.50		1,268	(12)
PDI TA Holdings, Inc	Revolver	0.50		556	(5)
Pestco Intermediate, LLC	Delayed Draw	1.00		1,546	22
Pestco Intermediate, LLC	Revolver	0.50		357	5
PF Atlantic Holdco 2, LLC	Delayed Draw	1.00		3,193	26
PF Atlantic Holdco 2, LLC	Revolver	0.50		0	(0)
Pushpay USA Inc.	Revolver	0.50		926	4
PXO Holdings I Corp.	Revolver	0.50		0	(0)
QNNECT, LLC	Delayed Draw	1.00		1,325	26
Radwell Parent, LLC	Revolver	0.38		802	3
SCP Eye Care HoldCo, LLC	Delayed Draw	1.00		1,753	(16)
SCP Eye Care HoldCo, LLC	Revolver	0.50		1,129	(10)
Smarsh Inc.	Delayed Draw	1.00		0	—
Smarsh Inc.	Revolver	0.50		0	—
Spotless Brands, LLC	Revolver	0.50		274	3
Summit Acquisition, Inc.	Delayed Draw	1.00		1,031	21
Summit Acquisition, Inc.	Revolver	0.50		515	10
Trader Corporation (Canada)	Revolver	0.50	C$	906	25
Tufin Software North America, Inc.	Delayed Draw	—		104	(1)
Tufin Software North America, Inc.	Revolver	0.50		357	(2)

CARLYLE SECURED LENDING III
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2024
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount **	Fair Value
United Flow Technologies Intermediate Holdco II, LLC	Delayed Draw	1.00%	$1,676	$(25)
United Flow Technologies Intermediate Holdco II, LLC	Revolver	0.50	322	(5)
Vensure Employee Services, Inc.	Delayed Draw	1.00	805	(3)
Wineshipping.com LLC	Revolver	0.50	0	(0)
Total unfunded commitments			$73,740	$(1,040)
The type of investments as of June 30, 2024 consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value
First Lien Debt	$360,801	$365,347	99.1%
Second Lien Debt	2,558	2,558	0.7
Equity Investments	933	636	0.2
Total	$364,292	$368,541	100.0%
The rate type of debt investments as of June 30, 2024 was as follows:

Rate Type	Amortized Cost	Fair Value	% of Fair Value of First and Second Lien Debt
Floating Rate	$360,816	$365,362	99.3%
Fixed Rate	2,543	2,543	0.7
Total	$363,359	$367,905	100.0%
The industry composition of investments as of June 30, 2024 was as follows:

Industry	Amortized Cost	Fair Value	% of Fair Value
Aerospace & Defense	$5,996	$6,286	1.7%
Auto Aftermarket & Services	12,074	12,518	3.4
Beverage & Food	23	22	0.0
Business Services	37,147	37,828	10.3
Capital Equipment	22,109	22,349	6.1
Chemicals, Plastics & Rubber	19	19	0.0
Construction & Building	22,685	22,931	6.2
Consumer Goods: Durable	4,350	4,165	1.1
Consumer Goods: Non-Durable	7,052	7,315	2.0
Consumer Services	52,159	51,464	14.1
Containers, Packaging & Glass	14,332	14,579	4.0
Diversified Financial Services	43,633	44,708	12.1

CARLYLE SECURED LENDING III
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2024
(amounts in thousands) (unaudited)

Environmental Industries	$20,853	$21,500	5.8%
Healthcare & Pharmaceuticals	18,759	19,269	5.2
High Tech Industries	11,244	11,523	3.1
Leisure Products & Services	10,967	11,040	3.0
Media: Advertising, Printing & Publishing	11,284	11,388	3.1
Retail	3,533	3,550	1.0
Software	24,938	25,144	6.8
Sovereign & Public Finance	5,984	6,059	1.6
Telecommunications	7,146	7,146	1.9
Transportation: Cargo	9,668	8,912	2.4
Wholesale	18,337	18,826	5.1
Total	$364,292	$368,541	100.0%
The geographical composition of investments as of June 30, 2024 was as follows:

Geography	Amortized Cost	Fair Value	% of Fair Value
Australia	$2,925	$2,980	0.8%
Canada	19,376	19,984	5.4
United Kingdom	13,042	13,411	3.6
United States	328,949	332,166	90.2
Total	$364,292	$368,541	100.0%

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

CARLYLE SECURED LENDING III
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2023
(amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets
Ellkay, LLC	#	(2)(3)(8)(10)	Healthcare & Pharmaceuticals	SOFR	6.00%	11.28%	9/14/2021	9/14/2027	$3	$3	$3	0.00%
Excel Fitness Holdings, Inc.	^	(2)(3)(8)(10)	Leisure Products & Services	SOFR	5.50%	10.85%	8/3/2023	4/29/2029	1,745	1,684	1,737	0.85
Excel Fitness Holdings, Inc.	^	(2)(3)(8)(10)	Leisure Products & Services	SOFR	5.25%	10.75%	4/29/2022	4/29/2029	4,104	4,028	4,041	1.98
Excelitas Technologies Corp.	^	(2)(3)(8)(10)	Capital Equipment	SOFR	5.75%	11.23%	8/12/2022	8/12/2029	5,375	5,272	5,287	2.60
Excelitas Technologies Corp.	^	(2)	Capital Equipment	EURIBOR	5.75%	9.74%	8/12/2022	8/12/2029	€1,178	1,189	1,284	0.63
FPG Intermediate Holdco, LLC	#	(2)(3)(8)(10)	Consumer Services	SOFR	6.75%	12.29%	8/5/2022	3/5/2027	36	(137)	(72)	(0.04)
Guidehouse LLP	#^	(2)(3)	Sovereign & Public Finance	SOFR	3.75%, 2.00% PIK	11.11%	9/30/2022	12/16/2030	5,940	5,938	5,923	2.91
Hercules Borrower LLC	#	(2)(3)(8)(10)	Environmental Industries	SOFR	5.50%	10.95%	9/10/2021	12/14/2026	1	1	1	0.00
Hoosier Intermediate, LLC	#	(2)(3)(8)(10)	Healthcare & Pharmaceuticals	SOFR	5.00%	10.53%	11/15/2021	11/15/2028	4	4	4	0.00
HS Spa Holdings Inc.	^	(2)(3)(10)	Consumer Services	SOFR	5.75%	11.12%	6/2/2022	6/2/2029	861	846	862	0.42
IQN Holding Corp.	^	(2)(3)(10)	Business Services	SOFR	5.25%	10.64%	5/2/2022	5/2/2029	3,040	3,000	3,060	1.50
iRobot Corporation	#	(2)(3)(8)	Consumer Goods: Durable	SOFR	6.50%, 2.50% PIK	14.42%	7/25/2023	7/31/2026	4,939	4,939	5,125	2.52
Jeg's Automotive, LLC	#	(2)(3)(8)	Auto Aftermarket & Services	SOFR	6.00%	11.46%	12/22/2021	12/22/2027	5	5	3	0.00
Kaseya, Inc.	#	(2)(3)(10)	High Tech Industries	SOFR	3.50%, 2.50% PIK	11.38%	6/23/2022	6/23/2029	1,408	1,313	1,409	0.69
LVF Holdings, Inc.	#	(2)(3)(8)(10)	Beverage & Food	SOFR	5.75%	11.25%	6/10/2021	6/10/2027	20	19	19	0.01
Material Holdings, LLC	#	(2)(3)(8)	Business Services	SOFR	6.00%	11.45%	8/19/2021	8/19/2027	5	5	5	0.00
Maverick Acquisition, Inc.	#	(2)(3)(8)	Aerospace & Defense	SOFR	6.25%	11.60%	6/1/2021	6/1/2027	21	21	17	0.01
Medical Manufacturing Technologies, LLC	#	(2)(3)(8)(10)	Healthcare & Pharmaceuticals	SOFR	5.50%	11.01%	12/23/2021	12/23/2027	4	3	4	0.00
NEFCO Holding Company LLC	#^	(2)(3)(8)(10)	Construction & Building	SOFR	6.50%	12.14%	8/5/2022	8/5/2028	7,083	6,961	7,102	3.49
NEFCO Holding Company LLC	#	(2)(3)(8)(10)	Construction & Building	SOFR	6.50%	12.03%	12/1/2023	8/5/2028	444	389	451	0.22
North Haven Fairway Buyer, LLC	#^	(2)(3)(10)	Consumer Services	SOFR	6.50%	11.85%	5/17/2022	5/17/2028	14,965	14,719	15,124	7.42
North Haven Stallone Buyer, LLC	#	(2)(3)	Consumer Services	SOFR	5.50%	11.29%	10/11/2022	5/24/2027	199	196	194	0.10
North Haven Stallone Buyer, LLC	#	(2)(3)(8)(10)	Consumer Services	SOFR	6.00%	11.14%	11/3/2023	5/24/2027	323	213	232	0.11
Oak Purchaser, Inc.	#^	(2)(3)(10)	Business Services	SOFR	5.50%	10.87%	4/28/2022	4/28/2028	6,422	6,367	6,217	3.05
Oranje Holdco, Inc.	#^	(2)(3)(10)	Business Services	SOFR	7.50%	12.88%	2/1/2023	2/1/2029	8,052	7,852	8,123	3.99
Park County Holdings, LLC	^	(2)(3)(9)	Media: Advertising, Printing & Publishing	SOFR	7.11%	12.47%	11/29/2023	11/29/2029	12,000	11,756	11,754	5.77

CARLYLE SECURED LENDING III
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2023
(amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **		Amortized Cost (4)	Fair Value (5)	% of Net Assets
Pestco Intermediate, LLC	^	(2)(3)(8)(10)	Environmental Industries	SOFR	6.50%	12.03%	2/6/2023	2/17/2028		$5,518	$5,313	$5,450	2.68%
PF Atlantic Holdco 2, LLC	#	(2)(3)(8)(10)	Leisure Products & Services	SOFR	5.50%	11.12%	11/12/2021	11/12/2027		5	5	4	0.00
PF Atlantic Holdco 2, LLC	^	(2)(3)(8)(10)	Leisure Products & Services	SOFR	6.00%	11.37%	11/21/2023	11/12/2027		319	250	290	0.14
Project Castle, Inc.	^	(2)(3)	Capital Equipment	SOFR	5.50%	10.89%	6/24/2022	6/1/2029		988	900	871	0.43
Pushpay USA Inc.	#^	(2)(3)(8)(10)	Diversified Financial Services	SOFR	6.75%	12.28%	5/10/2023	5/10/2030		12,007	11,644	11,953	5.87
PXO Holdings I Corp.	#	(2)(3)(8)(10)	Chemicals, Plastics & Rubber	SOFR	5.50%	11.00%	3/8/2022	3/8/2028		5	5	5	0.00
QNNECT, LLC	^	(2)(3)(10)	Aerospace & Defense	SOFR	7.00%	12.38%	11/2/2022	11/2/2029		5,302	5,128	5,420	2.66
Quantic Electronics, LLC	#	(2)(3)(8)	Aerospace & Defense	SOFR	6.25%	11.70%	8/17/2021	3/1/2027		7	7	7	0.00
Radwell Parent, LLC	#^	(2)(3)(10)	Wholesale	SOFR	6.75%	12.10%	12/1/2022	4/1/2029		14,023	13,635	14,112	6.93
RSC Acquisition, Inc.	^	(2)(3)(8)	Diversified Financial Services	SOFR	5.50%	10.93%	5/31/2022	11/1/2029		10,228	10,159	10,162	4.99
SCP Eye Care HoldCo, LLC	#^	(2)(3)(8)(10)	Healthcare & Pharmaceuticals	SOFR	5.75%	11.21%	10/7/2022	10/7/2029		9,436	9,161	9,347	4.59
Smarsh Inc.	#	(2)(3)(10)	Software	SOFR	5.75%	11.10%	2/18/2022	2/18/2029		1	1	1	0.00
Spotless Brands, LLC	#^	(2)(3)(8)(10)	Consumer Services	SOFR	6.50%	12.03%	6/21/2022	7/25/2028		14,095	13,860	14,104	6.92
Summit Acquisition, Inc.	^	(2)(3)(10)	Diversified Financial Services	SOFR	6.75%	12.10%	5/4/2023	5/1/2030		4,455	4,288	4,482	2.20
TIBCO Software Inc.	#	(2)(3)	High Tech Industries	SOFR	4.50%	9.95%	9/30/2022	3/31/2029		2,481	2,287	2,419	1.19
Trader Corporation (Canada)	#^	(2)(3)(6)(10)	Auto Aftermarket & Services	CDOR	6.75%	12.19%	12/22/2022	12/22/2029	C$	11,990	8,604	9,156	4.49
Tufin Software North America, Inc.	^	(2)(3)(8)(10)	Software	SOFR	7.69%	13.20%	8/17/2022	8/17/2028		7,414	7,289	7,348	3.61
USALCO, LLC	#	(2)(3)(8)	Chemicals, Plastics & Rubber	SOFR	6.00%	11.61%	10/19/2021	10/19/2027		5	5	5	0.00
USR Parent Inc.	^	(2)(3)(9)	Retail	SOFR	7.60%	12.94%	4/22/2022	4/25/2027		3,778	3,751	3,740	1.84
Vensure Employee Services, Inc.	#	(2)(3)(10)	Business Services	SOFR	5.25%	10.63%	12/15/2023	3/26/2027		305	268	267	0.13
Wineshipping.com LLC	#	(2)(3)(8)(10)	Beverage & Food	SOFR	5.75%	11.29%	10/29/2021	10/29/2027		3	3	3	0.00
Yellowstone Buyer Acquisition, LLC	#	(2)(3)(8)	Consumer Goods: Durable	SOFR	5.75%	11.18%	9/13/2021	9/13/2027		2	2	2	0.00
First Lien Debt Total											$310,091	$314,802	154.54%

Second Lien Debt (0.0% of fair value)
11852604 Canada Inc. (Canada)	#	(2)(3)(6)(8)	Healthcare & Pharmaceuticals	SOFR	9.50% (100% PIK)	15.04%	9/30/2021	9/30/2028		$4	$4	$4	0.00%

CARLYLE SECURED LENDING III
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2023
(amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets
AP Plastics Acquisition Holdings, LLC	#	(2)(3)(8)	Chemicals, Plastics & Rubber	SOFR	7.50%	12.96%	8/10/2021	8/10/2029	$10	$10	$10	0.00%
Second Lien Debt Total										$14	$14	0.00%

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
Equity Investments (0.5% of fair value)
Blackbird Holdco, Inc.	#	(7)	Capital Equipment	12/14/2021	0	$2	$2	0.00%
Buckeye Parent, LLC	#	(7)(11)	Auto Aftermarket & Services	12/22/2021	0	0	0	0.00
GB Vino Parent, L.P.	#	(7)(11)	Beverage & Food	10/29/2021	0	0	0	0.00
NearU Holdings LLC	#	(7)(11)	Consumer Services	8/16/2022	5	494	228	0.11
NEFCO Holding Company LLC	#	(7)	Construction & Building	8/5/2022	0	152	152	0.07
Pascal Ultimate Holdings, L.P	#	(7)(11)	Capital Equipment	7/21/2021	0	0	0	0.00
Picard Parent, Inc.	#	(7)	High Tech Industries	9/30/2022	1	724	797	0.39
Profile Holdings I, LP	#	(7)(11)	Chemicals, Plastics & Rubber	3/8/2022	0	0	0	0.00
Summit K2 Midco, Inc.	#	(7)(11)	Diversified Financial Services	4/27/2023	91	91	121	0.06
Talon MidCo 1 Limited	#	(7)(11)	Software	8/17/2022	136	194	226	0.11
Equity Investments Total						$1,657	$1,526	0.74%
Total investments—non-controlled/non-affiliated						$311,762	$316,342	155.28%
Total investments						$311,762	$316,342	155.28%
# Denotes that all or a portion of the assets are owned by Carlyle Secured Lending III (together with its consolidated subsidiary, “we,” “us,” “our,” “CSL III,” or the “Company”). The Company has entered into a senior secured revolving credit facility ( as amended, the “Subscription Facility”). The lenders of the Subscription Facility have a first lien security interest in substantially all of the portfolio investments held by the Company (see Note 6, Borrowings, to these unaudited consolidated financial statements). Accordingly, such assets are not available to creditors of the Company's wholly owned subsidiary, Carlyle Secured Lending III SPV, L.L.C. (the “SPV”).
^ Denotes that all or a portion of the assets are owned by the Company’s wholly owned subsidiary, the SPV. The SPV has entered into a senior secured revolving credit facility (the “SPV Credit Facility” and, together with the Subscription Facility, the “Credit Facilities”). The lenders of the SPV Credit Facility have a first lien security interest in substantially all of the assets of the SPV (see Note 6, Borrowings, to these unaudited consolidated financial statements). Accordingly, such assets are not available to creditors of the Company.
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

CARLYLE SECURED LENDING III
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2023
(amounts in thousands)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount **	Fair Value
Tufin Software North America, Inc.	Delayed Draw	—%	$35	$(0)
Tufin Software North America, Inc.	Revolver	0.50	357	(3)
Vensure Employee Services, Inc.	Delayed Draw	1.00	2,195	(33)
Wineshipping.com LLC	Revolver	0.50	0	(0)
Total unfunded commitments			$75,674	$(1,093)
(11)Represents a non-income producing security as of December 31, 2023.
The type of investments as of December 31, 2023 consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value
First Lien Debt	$310,091	$314,802	99.5%
Second Lien Debt	14	14	0.0
Equity Investments	1,657	1,526	0.5
Total	$311,762	$316,342	100.0%
The rate type of debt investments as of December 31, 2023 was as follows:

Rate Type	Amortized Cost	Fair Value	% of Fair Value of First and Second Lien Debt
Floating Rate	$310,105	$314,816	100.0%
Fixed Rate	—	—	—
Total	$310,105	$314,816	100.0%

CARLYLE SECURED LENDING III
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2023
(amounts in thousands)
The industry composition of investments as of December 31, 2023 was as follows:

Industry	Amortized Cost	Fair Value	% of Fair Value
Aerospace & Defense	$5,156	$5,444	1.7%
Auto Aftermarket & Services	8,609	9,159	2.9
Beverage & Food	22	22	0.0
Business Services	30,726	31,353	9.9
Capital Equipment	20,967	21,253	6.7
Chemicals, Plastics & Rubber	20	20	0.0
Construction & Building	14,524	14,753	4.7
Consumer Goods: Durable	4,941	5,127	1.6
Consumer Goods: Non-Durable	7,062	7,244	2.3
Consumer Services	44,515	44,110	13.9
Containers, Packaging & Glass	14,374	14,380	4.5
Diversified Financial Services	39,368	40,441	12.8
Environmental Industries	15,040	15,491	4.9
Healthcare & Pharmaceuticals	17,306	17,614	5.6
High Tech Industries	13,304	13,571	4.3
Leisure Products & Services	5,967	6,072	1.9
Media: Advertising, Printing & Publishing	11,756	11,754	3.7
Retail	3,751	3,740	1.2
Software	9,587	9,785	3.1
Sovereign & Public Finance	5,938	5,923	1.9
Telecommunications	11,313	11,408	3.6
Transportation: Cargo	9,345	9,033	2.9
Wholesale	18,171	18,645	5.9
Total	$311,762	$316,342	100.0%
The geographical composition of investments as of December 31, 2023 was as follows:

Geography	Amortized Cost	Fair Value	% of Fair Value
Australia	$2,919	$2,948	0.9%
Canada	15,852	16,341	5.2
United Kingdom	4,269	4,717	1.5
United States	288,722	292,336	92.4
Total	$311,762	$316,342	100.0%

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARLYLE SECURED LENDING III
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
As of June 30, 2024
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
The Company is externally managed by CSL III Advisor, LLC (together with its successors, the “Investment Adviser”), an investment adviser registered under the Investment Advisers Act of 1940, as amended. Carlyle Global Credit Administration L.L.C. (the “Administrator”) provides the administrative services necessary for the Company to operate. Both the Investment Adviser and the Administrator are consolidated subsidiaries of Carlyle Investment Management L.L.C., a wholly owned subsidiary of The Carlyle Group Inc. “Carlyle” refers to The Carlyle Group Inc. and its affiliates and its consolidated subsidiaries (other than portfolio companies of its affiliated funds), a global investment firm publicly traded on the Nasdaq Global Select Market (“Nasdaq”) under the symbol “CG”. Refer to the sec.gov website for further information on Carlyle.
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
On August 2, 2024, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Carlyle Secured Lending, Inc., a Maryland corporation (“CGBD”), Blue Fox Merger Sub, Inc., a Maryland corporation and wholly-owned subsidiary of CGBD (“Merger Sub”), and, solely for the limited purposes set forth therein, the Investment Adviser and Carlyle Global Credit Investment Management L.L.C., a Delaware limited liability company and investment adviser to CGBD (“CGCIM,” together with the Investment Adviser, the “Advisors”), pursuant to which, on the terms and subject to the conditions set forth in the Merger Agreement, (i) Merger Sub will merge with and into the Company, with the Company continuing as the surviving company and as a wholly-owned subsidiary of CGBD (the “Merger”) and (ii) immediately thereafter, the Company will merge with and into CGBD, with CGBD continuing as the surviving company (together with the Merger, the “Mergers”). See Note 12, Subsequent Events, to these unaudited consolidated financial statements for further information regarding the Merger Agreement and the Mergers.
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
The interim consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. Accordingly, certain disclosures accompanying the annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments considered necessary for the fair presentation of consolidated financial statements for the interim periods presented have been included. These adjustments are of a normal, recurring nature. This Form 10-Q should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2023. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the operating results to be expected for the full year.
Certain prior period disclosure within the Consolidated Schedule of Investments have been amended to conform to the current period presentation.
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
Derivative Instruments
The Company follows the guidance in Topic 815, Derivatives and Hedging (“ASC 815”), when accounting for derivative instruments. The Company recognizes all derivative instruments at fair value as either assets or liabilities in its consolidated financial statements. Derivative instruments are measured in terms of the notional contract amount and derive their value based upon one or more underlying instruments. Derivative instruments are subject to various risks similar to non-derivative instruments including market, credit, liquidity, and operational risks. The Company manages these risks on an aggregate basis as part of its risk management process.
The Company uses forward currency contracts to economically hedge the currency exposure associated with certain foreign-denominated investments. The use of forward currency contracts does not eliminate fluctuations in the price of the underlying securities the Company owns or intends to acquire but establishes a rate of exchange in advance. Until the contracts are closed, fluctuations in the value of these contracts are measured by the difference in the exchange rates on the contract date and reporting date and are recorded as net change in unrealized gains (losses) on forward currency contracts within the Consolidated Statements of Operations. When the contracts are closed, realized gains (losses) are recorded as realized gains (losses) on forward currency contracts within the Consolidated Statements of Operations. The forward currency contracts are recorded at fair value on the Consolidated Statements of Assets and Liabilities by counterparty on a net basis, not taking into account collateral posted which is recorded separately, if applicable. The change in fair value of the forward currency contracts is reflected as net unrealized (gain) loss on forward currency contracts within the Consolidated Statements of Cash Flows. Refer to Note 5, Derivative Instruments, to these unaudited consolidated financial statements for further information.
Any amounts paid to the counterparty to cover collateral obligations under the terms of the forward currency contracts agreement are included in prepaid expenses and other assets on the accompanying Consolidated Statements of Assets and Liabilities. Any amounts paid from the counterparty to cover collateral under the terms of the forward currency contracts agreement are included in other accrued expenses and liabilities on accompanying Consolidated Statements of Assets and Liabilities.
Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash consist of demand deposits and highly liquid investments (e.g., money market funds, U.S. treasury notes) with original maturities of three months or less. Cash equivalents are carried at amortized cost, which approximates fair value. The Company’s cash, cash equivalents and restricted cash are held with two large financial institutions and cash held in such financial institutions may, at times, exceed the Federal Deposit Insurance Corporation insured limit. As of June 30, 2024 and December 31, 2023, the Company held restricted cash balances of $1,112 and $5,120, respectively, which represent amounts that are collected and held by trustees appointed by the Company for payment of interest expense and principal on the outstanding borrowings, or reinvestment into new assets. The amounts are held by the trustees as custodians of the assets securing certain of the Company’s financing transactions. As of June 30, 2024 and December 31, 2023, approximately $37 and $254, respectively, of the restricted cash balances were denominated in a foreign currency. As of June 30, 2024 and December 31, 2023, the cost of foreign currencies was $1,108 and $257, respectively. As of June 30, 2024 and December 31, 2023, the fair value of foreign currencies was $1,104 and $260, respectively.
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
The Company may have loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK income represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. As of June 30, 2024 and December 31, 2023, the fair value of the loans in the portfolio with PIK provisions was $25,067 and $31,407, respectively, which represents approximately 6.8% and 9.9%, respectively, of total investments at fair value. For the three and six months ended June 30, 2024, the Company earned $199 and $363, in PIK income, respectively. For the three and six months ended June 30, 2023, the Company earned $71 and $210, in PIK income, respectively.

Other Income
Other income may include income such as consent, waiver, amendment, unused, underwriting and prepayment fees associated with the Company’s investment activities as well as any fees for managerial assistance services rendered by the Company to the portfolio companies. Such fees are recognized as income when earned or the services are rendered. The Company may receive fees for guaranteeing the outstanding debt of a portfolio company. Such fees are amortized into other income over the life of the guarantee. The unamortized amount, if any, is included in prepaid expenses and other assets in the accompanying Consolidated Statements of Assets and Liabilities. For the three and six months ended June 30, 2024, the Company earned $371 and $1,169, respectively, in other income, primarily from prepayment fees and commitment fees. For the three and six months ended June 30, 2023, the Company earned $569 and $795, respectively, in other income, primarily from commitment fees.
Non-Accrual Income
Loans are generally placed on non-accrual status when principal or interest payments are past due or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest are current or there is no longer any reasonable doubt that such principal or interest will be collected in full and, in management’s judgment, are likely to remain current. Management may determine not to place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of June 30, 2024, the fair value of the loans in the portfolio on non-accrual status was $2. The remaining first and second lien debt investments were performing and current on their interest payments as of June 30, 2024 and for the periods then ended. As of December 31, 2023, there were no first and second lien debt investments on non-accrual status.
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
The Company’s offering costs will be amortized over the twelve months beginning on the closing date for all closings occurring after the Initial Closing Date. As of both June 30, 2024 and December 31, 2023, the Investment Advisor has incurred $2,196 of Organizational and Offering Costs, of which $467 is reimbursable by the Company subject to the Reimbursement Agreement (as defined below) and included in accrued organizational expenses and deferred offering costs payable in the accompanying Consolidated Statements of Assets and Liabilities. For the three and six months ended June 30, 2024, offering cost expense amounted to $3 and $8, respectively. For the three and six months ended June 30, 2024, there were no organizational expense incurred. For the three months ended June 30, 2023, organizational expense and offering cost expense amounted to $2 and $33, respectively. For the six months ended June 30, 2023, organizational expense and offering cost expense amounted to $12 and $66, respectively.
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
In addition, based on the excise distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner an amount at least equal to the sum of (1) 98% of its ordinary income for each calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in the preceding year. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed. For the three and six months ended June 30, 2024, the Company incurred $64 and $99, respectively, in excise tax expense. For the three and six months ended June 30, 2023, the Company incurred $8 and $17, respectively, in excise tax expense.
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
In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the unaudited consolidated financial statements as of June 30, 2024 and audited consolidated financial statements as of December 31, 2023.
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
Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur. For the three and six months ended June 30, 2024 and 2023, there were no transfers between levels.

The following tables summarize the Company’s investments measured at fair value on a recurring basis by the above fair value hierarchy levels as of June 30, 2024 and December 31, 2023:

	June 30, 2024
	Level 1	Level 2	Level 3	Total
Assets
First Lien Debt	$—	$—	$365,347	$365,347
Second Lien Debt	—	—	2,558	2,558
Equity Investments	—	—	636	636
Total investments at fair value	$—	$—	$368,541	$368,541
Derivative assets	$—	$17	$—	$17
Total assets at fair value	$—	$17	$368,541	$368,558

Derivative liabilities	$—	$(15)	$—	$(15)
Total liabilities at fair value	$—	$(15)	$—	$(15)

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
First Lien Debt	$—	$—	$314,802	$314,802
Second Lien Debt	—	—	14	14
Equity Investments	—	—	1,526	1,526
Total	$—	$—	$316,342	$316,342
The changes in the Company’s investments at fair value for which the Company has used Level 3 inputs to determine fair value and net change in unrealized appreciation (depreciation) included in earnings for Level 3 investments still held are as follows:

	Financial Assets
	For the three months ended June 30, 2024
	First Lien Debt	Second Lien Debt	Equity Investments	Total
Balance, beginning of period	$346,533	$14	$714	$347,261
Purchases	44,520	2,544	—	47,064
Sales	—	—	—	—
Paydowns	(25,279)	—	—	(25,279)
Accretion of discount	799	0	—	799
Net realized gains (losses)	(1)	—	—	(1)
Net change in unrealized appreciation (depreciation)	(1,225)	—	(78)	(1,303)
Balance, end of period	$365,347	$2,558	$636	$368,541
Net change in unrealized appreciation (depreciation) relating to Level 3 investments still held at the reporting date and included within the Consolidated Statements of Operations	$(863)	$—	$(78)	$(941)

	Financial Assets
	For the six months ended June 30, 2024
	First Lien Debt	Second Lien Debt	Equity Investments	Total
Balance, beginning of period	$314,802	$14	$1,526	$316,342
Purchases	77,821	2,544	—	80,365
Sales	(490)	—	(741)	(1,231)
Paydowns	(27,905)	—	—	(27,905)
Accretion of discount	1,282	0	17	1,299
Net realized gains (losses)	2	—	—	2
Net change in unrealized appreciation (depreciation)	(165)	—	(166)	(331)
Balance, end of period	$365,347	$2,558	$636	$368,541
Net change in unrealized appreciation (depreciation) relating to Level 3 investments still held at the reporting date and included within the Consolidated Statements of Operations	$141	$—	$(93)	$48

	Financial Assets
	For the three months ended June 30, 2023
	First Lien Debt	Second Lien Debt	Equity Investments	Total
Balance, beginning of period	$234,348	$16	$3,108	$237,472
Purchases	24,705	—	91	24,796
Sales	—	—	—	—
Paydowns	(1,548)	—	—	(1,548)
Accretion of discount	292	—	2	294
Net realized gains (losses)	1	—	—	1
Net change in unrealized appreciation (depreciation)	1,298	—	19	1,317
Balance, end of period	$259,096	$16	$3,220	$262,332
Net change in unrealized appreciation (depreciation) relating to Level 3 investments still held at the reporting date and included within the Consolidated Statements of Operations	$1,298	$—	$19	$1,317

	Financial Assets
	For the six months ended June 30, 2023
	First Lien Debt	Second Lien Debt	Equity Investments	Total
Balance, beginning of period	$197,068	$15	$2,998	$200,081
Purchases	62,342	—	172	62,514
Sales	25	—	—	25
Paydowns	(3,183)	—	—	(3,183)
Accretion of discount	536	1	3	540
Net realized gains (losses)	10	—	—	10
Net change in unrealized appreciation (depreciation)	2,298	—	47	2,345
Balance, end of period	$259,096	$16	$3,220	$262,332
Net change in unrealized appreciation (depreciation) relating to Level 3 investments still held at the reporting date and included within the Consolidated Statements of Operations	$2,298	$—	$47	$2,345
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
The following tables summarize the quantitative information related to the significant unobservable inputs for Level 3 instruments which are carried at fair value as of June 30, 2024 and December 31, 2023:

	Fair Value as of	Valuation Techniques	Significant Unobservable Inputs	Range
	June 30, 2024			Low	High	Weighted Average
Investments in First Lien Debt	$338,439	Discounted Cash Flow	Discount Rate	8.62%	20.07%	11.27%
	26,901	Consensus Pricing	Indicative Quotes	89.00%	99.90%	98.46%
	7	Income Approach	Discount Rate	10.45%	14.19%	11.80%
		Market Approach	Comparable Multiple	7.75x	9.00x	8.20x
Total First Lien Debt	365,347
Investments in Second Lien Debt	15	Discounted Cash Flow	Discount Rate	11.56%	16.17%	13.03%
	2,543	Consensus Pricing	Indicative Quotes	99.50%	99.50%	99.50%
Total Second Lien Debt	2,558
Investments in Equity	1	Income Approach	Discount Rate	14.47%	14.47%	14.47%
	635	Market Approach	Comparable Multiple	6.00x	17.75x	11.99x
Total Equity Investments	636
Total Level 3 Investments	$368,541

	Fair Value as of	Valuation Techniques	Significant Unobservable Inputs	Range
	December 31, 2023			Low	High	Weighted Average
Investments in First Lien Debt	$287,321	Discounted Cash Flow	Discount Rate	8.79%	18.80%	10.76%
	27,481	Consensus Pricing	Indicative Quotes	88.25%	98.50%	97.64%
Total First Lien Debt	314,802
Investments in Second Lien Debt	14	Discounted Cash Flow	Discount Rate	12.22%	17.29%	13.77%
Total Second Lien Debt	14
Investments in Equity	799	Income Approach	Discount Rate	13.54%	14.47%	13.54%
	727	Market Approach	Comparable Multiple	6.25x	18.00x	12.62x
Total Equity Investments	1,526
Total Level 3 Investments	$316,342
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
4. RELATED PARTY TRANSACTIONS
Investment Advisory Agreement
On June 21, 2021, the Company’s Board of Trustees, including a majority of the trustees who are not “interested persons” as defined in Section 2(a)(19) of the Investment Company Act (the “Independent Trustees”) approved an investment advisory agreement (the “Investment Advisory Agreement”) between the Company and Carlyle Global Credit Investment Management L.L.C. (the “Initial Investment Adviser”). On November 2, 2021, the Board of Trustees approved a novation agreement, which was executed by the Company, the Investment Adviser and the Initial Investment Adviser, on November 11, 2021, pursuant to which a novation of the Investment Advisory Agreement was effected so that the Investment Adviser was substituted for the Initial Investment Adviser and the Initial Investment Adviser was released from its obligations under the Investment Advisory Agreement. In connection therewith, the Board of Trustees approved an amended and restated investment advisory agreement, which was executed by the Company and the Investment Adviser on November 11, 2021, the terms of which are substantially identical to the terms of the Investment Advisory Agreement, except for (1) the substitution of the Investment Adviser for the Initial Investment Adviser as a party thereto, (2) associated changes relating to the legal forms of such parties, and (3) a limited number of non-material changes to the existing Investment Advisory Agreement.
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
For the three and six months ended June 30, 2024, the Company incurred $1,431 and $2,830, respectively, in net investment income incentive fees. For the three and six months ended June 30, 2023, the Company incurred $993 and $1,762, respectively, in net investment income incentive fees. As of June 30, 2024 and December 31, 2023, $1,431 and $1,167, respectively, was unpaid and included incentive fees payable in the accompanying Consolidated Statements of Assets and Liabilities.
Accrued capital gains incentive fees are based upon the cumulative net realized and unrealized appreciation (depreciation) from inception. Accordingly, the accrual for any capital gains incentive fee under U.S. GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. For the three and six months ended June 30, 2024 and 2023, there were no accrued or realized capital gains incentive fees.
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
For the three months ended June 30, 2024 and 2023, $735 and $1,080 of other operating expenses were reimbursable by the Investment Adviser under the agreement relating to other operating expenses incurred during the respective periods. For the six months ended June 30, 2024 and 2023, $1,344 and $1,654, respectively, of other operating expenses were reimbursable by the Investment Adviser under the agreement relating to other operating expenses incurred during the respective periods. As of June 30, 2024 and December 31, 2023, the Company has incurred other operating expenses of $7,726 and $6,382, respectively, that are subject to reimbursement by the Investment Adviser under the agreement, of which $1,415 and $972, respectively, are included in Due from Investment Adviser on the Consolidated Statements of Assets and Liabilities. All amounts eligible for recovery by the Investment Adviser at June 30, 2024 will expire three years after the first Required Expense Payment. Amounts eligible for recovery as of June 30, 2024 and December 31, 2023 expire as follows:

	As of
Reimbursement Expiration Date	June 30, 2024	December 31, 2023
Less than one year	$—	$—
1-3 years	7,726	6,382
Total	$7,726	$6,382
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
For the three and six months ended June 30, 2024, the Company incurred $237 and $524, respectively, in fees under the Administration Agreement. For the three and six months ended June 30, 2023, the Company incurred $421 and $561, respectively, in fees under the Administration Agreement. These fees are included in administrative service fees in the accompanying Consolidated Statements of Operations. As of June 30, 2024 and December 31, 2023, $297 and $278, respectively, was unpaid and included in administrative service fees payable in the accompanying Consolidated Statements of Assets and Liabilities.
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
For the three and six months ended June 30, 2024, fees incurred in connection with the State Street Sub-Administration Agreement and the DST Transfer Agency Agreement amounted to $187 and $424, respectively, which were included in other general and administrative expenses in the accompanying Consolidated Statements of Operations. For the three and six months ended June 30, 2023, fees incurred in connection with the State Street Sub-Administration Agreement and the DST Transfer Agency Agreement amounted to $199 and $276, respectively, which were included in other general and administrative expenses in the accompanying Consolidated Statements of Operations As of June 30, 2024 and December 31, 2023, $534 and $199, respectively, was unpaid and included in other accrued expenses and liabilities in the accompanying Consolidated Statements of Assets and Liabilities.
Placement Fees
On June 21, 2021, the Company entered into a placement fee arrangement with TCG Capital Markets L.L.C. (“TCG”), a licensed broker dealer and an affiliate of the Investment Adviser, which may require shareholders to pay a placement fee to TCG for TCG’s services.
For the three and six months ended June 30, 2024 and 2023, TCG did not earn placement fees from the Company’s shareholder in connection with the issuance or sale of common shares of beneficial interest of the Company, par value $0.001 per Share.
Board of Trustees
The Company’s Board of Trustees currently consists of seven members, four of whom are Independent Trustees. The Board of Trustees has established an audit committee and a pricing committee of the Board of Trustees, and may establish additional committees in the future. For the three and six months ended June 30, 2024, the Company incurred $86 and $172, respectively, in fees and expenses associated with its Trustees’ services on the Company's Board of Trustees and its committees. For the three and six months ended June 30, 2023, the Company incurred $63 and $130, respectively, in fees and expenses associated with its Trustees’ services on the Company's Board of Trustees and its committees. These fees are included in trustees’ fees and expenses in the accompanying Consolidated Statements of Operations. As of June 30, 2024 and December 31, 2023, no fees or expenses associated with the Trustees were payable.
Merger Agreement
On August 2, 2024, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Carlyle Secured Lending, Inc., a Maryland corporation (“CGBD”), Blue Fox Merger Sub, Inc., a Maryland corporation and wholly-owned subsidiary of CGBD (“Merger Sub”), and, solely for the limited purposes set forth therein, the Investment Adviser and Carlyle Global Credit Investment Management L.L.C., a Delaware limited liability company and investment adviser to CGBD (“CGCIM,” together with the Investment Adviser, the “Advisors”), pursuant to which, on the terms and subject to the conditions set forth in the Merger Agreement, (i) Merger Sub will merge with and into the Company, with the Company continuing as the surviving company and as a wholly-owned subsidiary of CGBD (the “Merger”) and (ii) immediately thereafter, the Company will merge with and into CGBD, with CGBD continuing as the surviving company (together with the Merger, the “Mergers”). See Note 12, Subsequent Events, to these unaudited consolidated financial statements for further information regarding the Merger Agreement and the Mergers.
5. DERIVATIVE INSTRUMENTS
The Company enters into derivatives from time to time to help mitigate its foreign currency and interest rate risk exposures. There was no outstanding forward currency contracts as of December 31, 2023. Below is a summary of the outstanding forward currency contracts as of June 30, 2024.

Counterparty	Notional Amount to be Purchased	Notional Amount to be Sold		Unrealized Appreciation (Depreciation)
Macquarie Bank Limited	$2,261		€2,033	$17
Barclays Capital	$3,512	C$	4,813	(11)
Barclays Capital	$1,101		€989	(4)
Barclays Capital	$85		£67	0
				$2
In order to better define its contractual rights and to secure rights that will help the Company mitigate its counterparty risk, the Company has entered into an International Swaps and Derivatives Association, Inc. Master Agreement (“ISDA Master Agreement”) with each of its derivative counterparties, Macquarie Bank Limited (“Macquarie”) and Barclays Capital (“Barclays” and, together with Macquarie, the “Counterparties” and each a “Counterparty”). Each ISDA Master Agreement is a bilateral agreement between the Company and each Counterparty that governs over the counter derivatives, including forward currency contracts, and contains, among other things, collateral posting terms and netting provisions in the event of a default and/or termination event. The provisions of each ISDA Master Agreements with each Counterparty permits a single net payment in the event of a default (close-out netting) or similar event, including the bankruptcy or insolvency of the counterparty.
For financial reporting purposes, cash collateral pledged to cover obligations of the Company and cash collateral received from a Counterparty, if any, is included in the Consolidated Statements of Assets and Liabilities within prepaid expenses and other assets and other accrued expenses and liabilities, respectively. The Company minimizes counterparty credit risk by only entering into agreements with counterparties that it believes to be of good standing and by monitoring the financial stability of those counterparties.
The following table is intended to provide additional information about the effect of the forward currency contracts on the consolidated financial statements of the Company, including the fair value of derivatives by risk category and the Company’s gross and net amount of assets and liabilities available for offset under netting arrangements, as well as any related collateral received or pledged by the Company as of June 30, 2024.

Counterparty	Risk Exposure	Unrealized Appreciation on Forward Currency Contracts	Unrealized Depreciation on Forward Currency Contracts	Net Amount	Collateral (Received) Pledged	Net Amount
Macquarie Bank Limited	Foreign Currency	$17	$—	$17	$—	$17
Barclays Capital	Foreign Currency	$—	$(15)	$(15)	$—	$(15)
6. BORROWINGS
The Company and the SPV are party to the Credit Facilities as described below. In accordance with the Investment Company Act, the Company is currently only allowed to borrow amounts such that its asset coverage, as defined in the Investment Company Act, is at least 150% after such borrowing. As of June 30, 2024 and December 31, 2023, asset coverage was 253.1% and 233.6%, respectively, and the Company and the SPV were in compliance with all covenants and other requirements under the Credit Facilities as of June 30, 2024. Below is a summary of the borrowings and repayments under the Credit Facilities for the three and six months ended June 30, 2024 and 2023, and the outstanding balances under the Credit Facilities for the respective periods.

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Outstanding borrowing, beginning of period	$148,189	$127,104	$152,512	$98,631
Borrowings	23,000	13,000	50,000	57,720
Repayments	(10,000)	(8,000)	(41,000)	(24,400)
Foreign currency translation	(114)	310	(437)	463
Outstanding borrowing, end of period	$161,075	$132,414	$161,075	$132,414
Subscription Facility
The Company entered into a senior secured revolving credit facility (as amended, the “Subscription Facility”) on April 22, 2022, which was most recently amended on March 1, 2024 and may be further amended from time to time. Effective April

22, 2024, the Subscription Facility provides for secured borrowings of $30,000 ($45,000 prior to April 22, 2024 per the March 1, 2024 amendment). The maximum principal amount is subject to availability under the Subscription Facility, which is based on certain of the Company’s investor equity capital commitments and a percentage determined in the lender’s reasonable discretion to account for foreign exchange volatility. The Subscription Facility has a maturity date of April 22, 2025 (April 22, 2024 prior to the March 1, 2024 amendment). The Company may borrow amounts in U.S. Dollars or certain other permitted currencies. Borrowings under the Subscription Facility bear interest at a spread to the applicable benchmark rate of 2.50% to 2.60% (2.30% to 2.55% prior to the March 1, 2024 amendment) and Canadian Overnight Repo Rate Average adjustment (“CORRA”) of 0.30%. The Company also pays a fee of 0.30% per year on undrawn amounts under the Subscription Facility.
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
SPV Credit Facility
The SPV entered into a senior secured revolving credit facility (as amended, the “SPV Credit Facility” and together with the Subscription Facility, the “Credit Facilities”) with a lender on September 30, 2022. The SPV Credit Facility was most recently amended on March 29, 2024, and may be further amended from time to time. The SPV Credit Facility provides for secured borrowings of $250,000 ($150,000 prior to the March 29, 2024 amendment), subject to availability under the SPV Credit Facility and restrictions imposed on borrowings under the Investment Company Act. The SPV Credit Facility has a revolving period through September 30, 2025 and a maturity date of September 30, 2030, with one one-year extension option, at the SPV’s election. The SPV may borrow amounts in U.S. Dollars. Borrowings under the SPV Credit Facility bear interest initially at the annual rate of three month SOFR (or, if applicable, a rate based on the prime rate or federal funds rate plus 0.50%) plus 2.85%. The SPV also pays a fee of 0.30% per year on undrawn amounts under the SPV Credit Facility. Payments under the SPV Credit Facility are made quarterly.
The SPV Credit Facility is secured by a first lien security interest on substantially all of the assets of the SPV. The SPV Credit Facility includes customary covenants, certain limitations on the incurrence of additional indebtedness and liens, and other maintenance covenants, as well as usual and customary events of default for senior secured revolving credit facilities of this nature.
Summary of Credit Facilities
The Credit Facilities consisted of the following as of June 30, 2024 and December 31, 2023:

	June 30, 2024
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Subscription Facility	$30,000	$16,075	$13,925	$7,950
SPV Credit Facility	250,000	145,000	105,000	17,434
Total	$280,000	$161,075	$118,925	$25,384

	December 31, 2023
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Subscription Facility	$45,000	$16,512	$28,488	$21,151
SPV Credit Facility	150,000	136,000	14,000	14,000
Total	$195,000	$152,512	$42,488	$35,151
(1)The unused portion is the amount upon which commitment fees are based.
(2)Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.

For the three and six months ended June 30, 2024 and 2023, the components of interest expense and credit facility fees were as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Interest expense	$3,204	$2,369	$5,912	$4,553
Facility unused commitment fee	102	54	157	110
Amortization of deferred financing costs	289	244	456	409
Total interest expense and credit facility fees	$3,595	$2,667	$6,525	$5,072
Cash paid for interest expense and credit facility fees	$5,243	$2,100	$7,097	$3,876

Weighted average debt principal outstanding	$157,042	$124,305	$145,011	$122,667
Weighted average interest rate(1)	8.09%	7.55%	8.08%	7.39%
(1)Excludes facility unused commitment fee and amortization of deferred financing costs and debt issuance costs.
As of June 30, 2024 and December 31, 2023, the components of interest and credit facility fees payable were as follows:

	As of
	June 30, 2024	December 31, 2023
Interest expense payable	$436	$1,454
Unused commitment fees payable	32	40
Interest and credit facility fees payable	$468	$1,494
Weighted average interest rate	8.07%	8.15%
7. COMMITMENTS AND CONTINGENCIES
A summary of significant contractual payment obligations was as follows as of June 30, 2024 and December 31, 2023:

	As of
Payment Due by Period	June 30, 2024	December 31, 2023
Less than one year	$16,075	$16,512
1-3 years	—	—
3-5 years	—	—
More than 5 years	145,000	136,000
Total	$161,075	$152,512
In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnification or warranties. Future events could occur that lead to the execution of these provisions against the Company. The Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the unaudited consolidated financial statements as of June 30, 2024 and audited consolidated financial statements as of December 31, 2023 for any such exposure.
As of June 30, 2024 and December 31, 2023, the Company had $311,291 in total capital commitments from shareholders, of which $87,310 and $123,697, respectively, was unfunded. As of June 30, 2024 and December 31, 2023, current officers had $84 and $96, respectively, in unfunded capital commitments to the Company.

The Company has in the past, currently is and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments. The Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of the indicated dates:

	Par/Principal Amount as of
	June 30, 2024	December 31, 2023
Unfunded delayed draw commitments	$56,716	$61,231
Unfunded revolving loan commitments	17,024	14,443
Total unfunded commitments	$73,740	$75,674
8. NET ASSETS
In connection with its formation, the Company has the authority to issue an unlimited number of common shares of beneficial interest of the Company, par value $0.001 per share (“Shares”).
The following tables summarize capital activity during the three and six months ended June 30, 2024:

	Common Shares of Beneficial Interest		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount
Balance, April 1, 2024	10,783,726	$11	$218,312	$6,060	$344	$5,226	$229,953
Common shares of beneficial interest issued	695,137	1	14,749	—	—	—	14,750
Dividend reinvestment	108,842	0	2,294	—	—	—	2,294
Net investment income (loss)	—	—	—	6,728	—	—	6,728
Net realized gain (loss)	—	—	—	—	16	—	16
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	(1,189)	(1,189)
Dividends declared	—	—	—	(5,985)	—	—	(5,985)
Balance, June 30, 2024	11,587,705	$12	$235,355	$6,803	$360	$4,037	$246,567

	Common Shares of Beneficial Interest		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount
Balance, January 1, 2024	9,666,829	$10	$194,681	$4,749	$345	$3,934	$203,719
Common Shares of Beneficial Interest issued	1,716,648	2	36,384	—	—	—	36,386
Dividend reinvestment	204,228	0	4,290	—	—	—	4,290
Net investment income (loss)	—	—	—	13,311	—	—	13,311
Net realized gain (loss)	—	—	—	—	15	—	15
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	103	103
Dividends declared	—	—	—	(11,257)	—	—	(11,257)
Balance, June 30, 2024	11,587,705	$12	$235,355	$6,803	$360	$4,037	$246,567

    The following tables summarize capital activity during the three and six months ended June 30, 2023:

	Common Shares of Beneficial Interest		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount
Balance, April 1, 2023	$6,906,313	$7	$137,542	$1,739	$6	$(1,292)	$138,002
Dividend reinvestment	68,670	—	1,352	—	—	—	1,352
Net investment income (loss)	—	—	—	4,661	—	—	4,661
Net realized gain (loss)	—	—	—	—	3	—	3
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	1,008	1,008
Dividends declared	—	—	—	(3,557)	—	—	(3,557)
Balance, June 30, 2023	$6,974,983	$7	$138,894	$2,843	$9	$(284)	$141,469

	Common Shares of Beneficial Interest		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount
Balance, January 1, 2023	$5,568,950	$6	$110,873	$955	$—	$(2,162)	$109,672
Common shares of beneficial interest issued	1,269,130	1	25,318	—	—	—	25,319
Dividend reinvestment	136,903	—	2,703	—	—	—	2,703
Net investment income (loss)	—	—	—	8,264	—	—	8,264
Net realized gain (loss)	—	—	—	—	9	—	9
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	1,878	1,878
Dividends declared	—	—	—	(6,376)	—	—	(6,376)
Balance, June 30, 2023	$6,974,983	$7	$138,894	$2,843	$9	$(284)	$141,469

The following table summarizes total Shares issued and proceeds related to capital activity during the two most recent fiscal years and the current fiscal year to date:

	Shares Issued	Proceeds
2022
March 31, 2022	761,040	$15,221
June 30, 2022	1,528,780	30,545
September 28, 2022	1,066,889	21,188
December 14, 2022	2,145,380	42,607
Total	5,502,089	$109,561
2023
March 29, 2023	1,269,130	$25,319
September 27, 2023	1,120,349	23,292
December 28, 2023	1,404,292	29,322
Total	3,793,771	$77,933
2024
March 27, 2024	1,021,511	$21,636
June 27, 2024	695,137	14,750
	1,716,648	$36,386
The Company has adopted a dividend reinvestment plan, pursuant to which the Company will reinvest all cash dividends declared by the Board of Trustees on behalf of the Company’s shareholders who do not elect to receive their dividends in cash. The following table summarizes the Shares issued under the dividend reinvestment plan since Commencement:

	Shares Issued	Share Value
2022
July 15, 2022	17,171	$346
October 17, 2022	44,690	889
Total	61,861	$1,235
2023
January 20, 2023	68,233	$1,351
April 20, 2023	68,670	1,352
July 21, 2023	81,429	1,627
October 20, 2023	85,776	1,740
Total	304,108	$6,070
2024
January 19, 2024	95,386	$1,996
April 19, 2024	108,842	2,294
Total	204,228	$4,290
Earnings Per Share
The Company calculates earnings per Share in accordance with ASC 260. Basic earnings per Share was calculated by dividing the net increase (decrease) in net assets resulting from operations attributable to the Company by the weighted-average number of Shares outstanding for the period. Basic and diluted earnings per Share were as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Net increase (decrease) in net assets resulting from operations	$5,555	$5,672	$13,429	$10,151
Weighted-average Shares outstanding	10,901,594	6,960,645	10,350,534	6,316,443
Basic and diluted earnings per Share	$0.51	$0.81	$1.30	$1.61
The following table summarizes the Company’s dividends declared since Commencement:

Date Declared	Record Date	Payment Date	Per Share Amount
2022
June 15, 2022	June 15, 2022	July 15, 2022	$0.51
September 14, 2022	September 14, 2022	October 19, 2022	0.51
December 23, 2022	December 23, 2022	January 20, 2023	0.35
Total			$1.37
2023
March 15, 2023	March 15, 2023	April 20, 2023	$0.50
June 30, 2023	June 30, 2023	July 21, 2023	0.51
September 13, 2023	September 13, 2023	October 20, 2023	0.53
December 13, 2023	December 13, 2023	January 19, 2024	0.54
Total			$2.08
2024
March 13, 2024	March 13, 2024	April 19, 2024	$0.54
June 12, 2024	June 12, 2024	July 19, 2024	0.55
Total			$1.09

9. CONSOLIDATED FINANCIAL HIGHLIGHTS
The following is a schedule of consolidated financial highlights for the six months ended June 30, 2024 and 2023:

	Six months ended June 30,
	2024	2023
Per Share Data:
Net asset value per Share, beginning of period	$21.07	$19.69
Net investment income (loss) (1)	1.29	1.31
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments and non-investment assets and liabilities	0.01	0.30
Net increase (decrease) in net assets resulting from operations	1.30	1.61
Dividends declared (2)	(1.09)	(1.01)
Effect of offering price of subscriptions (3)	—	(0.01)
Net asset value per Share, end of period	$21.28	$20.28
Number of Shares outstanding, end of period	11,587,705	6,974,983
Total return based on net asset value (4)	3.67%	7.46%
Net assets, end of period	$246,567	$141,469
Ratio to average net assets(5):
Expenses before incentive fees and waivers and reimbursements of expenses	3.63%	5.27%
Expenses before incentive fees, after waivers and reimbursements of expenses	3.04%	3.99%
Expenses after incentive fees, before waivers and reimbursements of expenses	4.88%	6.63%
Expenses after incentive fees and waivers and reimbursements of expenses	4.29%	5.35%
Net investment income (loss)	5.87%	6.37%
Interest expense and credit facility fees	2.88%	3.91%
Ratios/Supplemental Data:
Asset coverage, end of period	253.08%	206.84%
Portfolio turnover	8.55%	1.32%
Total committed capital, end of period	$311,291	$301,511
Ratio of total contributed capital to total committed capital, end of period	71.95%	44.77%
Weighted-average Shares outstanding	10,350,534	6,316,443
(1)Net investment income (loss) per Share was calculated as net investment income (loss) for the period divided by the weighted average number of Shares outstanding for the period.
(2)Dividends declared per Share was calculated as the sum of dividends declared during the period divided by the number of Shares outstanding at the date of the relevant transactions (refer to Note 8, Net Assets, to these unaudited consolidated financial statements).
(3)Decrease is due to the offering price of subscriptions during the period (See Note 8, Net Assets, to these unaudited consolidated financial statements).
(4)Total return is based on the change in net asset value per Share during the year plus the declared dividends on Shares, assuming reinvestment of dividends in accordance with the dividend reinvestment plan, divided by the beginning net asset value for the period.
(5)These ratios to average net assets have not been annualized.
10. LITIGATION
The Company may become party to certain lawsuits in the ordinary course of business. The Company does not believe that the outcome of current matters, if any, will materially impact the Company or its consolidated financial statements. As of June 30, 2024 and December 31, 2023, the Company was not subject to any material legal proceedings, nor, to the Company’s knowledge, is any material legal proceeding threatened against the Company.
In addition, portfolio investments of the Company could be the subject of litigation or regulatory investigations in the ordinary course of business. The Company does not believe that the outcome of any current contingent liabilities of its portfolio investments, if any, will materially affect the Company or these unaudited consolidated financial statements.
11. TAX
The Company has not recorded a liability for any uncertain tax positions pursuant to the provisions of ASC 740, Income Taxes, as of June 30, 2024 and December 31, 2023.

In the normal course of business, the Company is subject to examination by federal and certain state, local and foreign tax regulators. The Company’s federal tax returns are generally subject to examination by the Internal Revenue Service for a period of three years after they are filed.
The Company’s taxable income for each period is an estimate and will not be finally determined until the Company files its tax return for each year. Therefore, the final taxable income, and the taxable income earned in each period and carried forward for distribution in the following period, may be different than this estimate. The estimated tax character of the dividends declared on shares of beneficial interest for the six months ended June 30, 2024 and 2023 was as follows:

	Six months ended June 30,
	2024	2023
Ordinary income	$11,257	$6,376
Tax return of capital	$—	$—
12. SUBSEQUENT EVENTS
Subsequent events have been evaluated through the date the consolidated financial statements were issued. There have been no subsequent events that require recognition or disclosure through the date the consolidated financial statements were issued, except as disclosed below and elsewhere in these unaudited consolidated financial statements.
On August 2, 2024, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Carlyle Secured Lending, Inc., a Maryland corporation (“CGBD”), Blue Fox Merger Sub, Inc., a Maryland corporation and wholly-owned subsidiary of CGBD (“Merger Sub”), and, solely for the limited purposes set forth therein, the Investment Adviser, and Carlyle Global Credit Investment Management L.L.C. a Delaware limited liability company and investment adviser to CGBD (“CGCIM,” together with the Investment Adviser, the “Advisors”), pursuant to which, on the terms and subject to the conditions set forth in the Merger Agreement, (i) Merger Sub will merge with and into the Company, with the Company continuing as the surviving company and as a wholly-owned subsidiary of CGBD (the “Merger”) and (ii) immediately thereafter, the Company will merge with and into CGBD, with CGBD continuing as the surviving company (together with the Merger, the “Mergers”).
The Board of Trustees of the Company and the board of directors of CGBD and, in each case, on the recommendation of a special committee comprised solely of certain independent trustees or directors of the Company or CGBD, as applicable, have approved the Merger Agreement and the transactions contemplated thereby. The parties to the Merger Agreement intend the Mergers to be treated as a “reorganization” within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended.
At the effective time of the Merger (the “Effective Time”), upon the terms and subject to the conditions contained in the Merger Agreement, each Share of the Company issued and outstanding immediately prior to the Effective Time (other than Shares owned by CGBD or any of its consolidated subsidiaries (the “Cancelled Shares”)) will be converted into the right to receive a number of shares of common stock, par value $0.01 per share, of CGBD (“CGBD Common Stock”) equal to the Exchange Ratio (as defined below) and, if applicable, cash (without interest) in lieu of fractional shares of the CGBD Common Stock (the “Merger Consideration”).
As of a mutually agreed date no earlier than 48 hours (excluding Sundays and holidays) prior to the Effective Time (such date, the “Determination Date”), each of the Company and CGBD will deliver to the other a calculation of its net asset value (“NAV”) as of such date (such calculation with respect to the Company, the “Closing CSL III Net Asset Value” and such calculation with respect to CGBD, the “Closing CGBD Net Asset Value”), in each case using a pre-agreed set of assumptions, methodologies and adjustments. Based on such calculations, the parties will calculate the “CSL III Per Share NAV”, which will be equal to the quotient of (i) the Closing CSL III Net Asset Value and (ii) the number of CSL III Common Shares issued and outstanding as of the Determination Date (excluding any Cancelled Shares), and the “CGBD Per Share NAV”, which will be equal to the quotient of (i) the Closing CGBD Net Asset Value and (ii) the number of shares of the CGBD Common Stock issued and outstanding as of the Determination Date (taking into account the shares of the CGBD Common Stock to be issued as a result of the Preferred Stock Exchange (as defined below) as if the Preferred Stock Exchange had occurred as of the Determination Date).

The “Exchange Ratio” will be calculated as follows:
1.If the closing price per share of CGBD Common Stock on the Nasdaq on either the Determination Date or, if Nasdaq is closed on the Determination Date, the most recent trading day prior to the Determination Date (the “CGBD Common Stock Price”) is equal to or lesser than the CGBD Per Share NAV, then the Exchange Ratio will be the quotient (rounded to the fourth nearest decimal) of:
A.the CSL III Per Share NAV, and
B.the CGBD Per Share NAV; or
2.     if the CGBD Common Stock Price is greater than the CGBD Per Share NAV, then the Exchange Ratio will be the quotient (rounded to the fourth nearest decimal) of:
A.the amount equal to (x) CSL III Per Share NAV, multiplied by (y) the sum of (i) one (1) and (ii) the CSL III Share of CGBD Premium (defined below), and
B.the CGBD Common Stock Price;
provided that, the amount set forth in sub-clause (y) for the purposes of the calculation will not be greater than, and will be subject to a cap of, 1.055. The “CSL III Share of CGBD Premium” means fifty percent (50%), multiplied by the difference between (i) the quotient of (x) CGBD Common Stock Price, and (y) CGBD Per Share NAV and (ii) one (1).
The Company and CGBD will update and redeliver the Closing CSL III Net Asset Value or the Closing CGBD Net Asset Value, respectively, in the event the closing of the Mergers is subsequently materially delayed or there is a material change to such calculation between the Determination Date and the closing of the Mergers and if needed to ensure that the calculation is determined within 48 hours (excluding Sundays and holidays) prior to the Effective Time.
Immediately prior to the Effective Time, upon the terms and subject to the conditions contained in the Preferred Stock Exchange Documents (as defined in the Merger Agreement), all shares of convertible preferred stock, par value $0.01 per share, of CGBD (“CGBD Preferred Stock”) issued and outstanding will be exchanged for such number of CGBD Common Stock in a transaction exempt from registration under the Securities Act, as is equal to the quotient of (i) the aggregate liquidation preference of Preferred Stock and (ii) the Closing CGBD Net Asset Value (the “Preferred Stock Exchange”). Any accrued and unpaid dividends of CGBD Preferred Stock thereon to the date of exchange, whether or not declared, will be paid to the holders of record in cash immediately prior to the Preferred Stock Exchange. After the Preferred Stock Exchange and the issuance of the CGBD Common Stock pursuant thereto, each share of CGBD Preferred Stock will cease to be outstanding, will be cancelled, will cease to exist and will thereafter represent only the rights afforded to the common stockholders of CGBD following the closing of the Mergers.
At the closing of the Mergers, CGBD and Carlyle Investment Management L.L.C. (“CIM”), as the holder of record of CGBD Preferred Stock, will enter into a lock-up agreement in substantially the form attached to the Merger Agreement (with such changes as may be mutually agreed by CGBD and CIM), which will be effective as of the closing of the Mergers (the “Lock-Up Agreement”), in accordance with the terms and conditions more fully set forth in the form of Lock-Up Agreement.
In accordance with the terms of the Lock-Up Agreement, during the Restricted Period (as defined below), CIM may not transfer (whether by sale, gift, merger, by operation of law or otherwise), assign, pledge or otherwise dispose of or encumber (collectively, a “Transfer”) its shares of CGBD Common Stock resulting from the Preferred Stock Exchange unless the board of directors of CGBD consents to such Transfer and such Transfer is made in accordance with applicable securities and other laws. The “Restricted Period” will begin on the closing date and end on the date that is (i) 360 days after the closing date for one-third of the shares of CGBD Common Stock issued to CIM as a result of the Preferred Stock Exchange, (ii) 540 days after the closing date for one-third of the shares of CGBD Common Stock issued to CIM as a result of the Preferred Stock Exchange and (iii) 720 days after the closing date for one-third of the shares of CGBD Common Stock issued to CIM as a result of the Preferred Stock Exchange.
Consummation of the Mergers, which is expected to occur in the first fiscal quarter of 2025, is subject to certain closing conditions, including requisite approval of CGBD’s stockholders and certain other customary closing conditions. Consummation of the Mergers is not subject to approval of the Company’s shareholders.

The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Merger Agreement. The representations, warranties, covenants and agreements contained in the Merger Agreement were made only for purposes of the Merger Agreement and as of specific dates; were solely for the benefit of the parties to the Merger Agreement (except as may be expressly set forth in the Merger Agreement); may be subject to limitations agreed upon by the parties, including being qualified by confidential disclosures made for the purposes of allocating contractual risk between the parties to the Merger Agreement instead of establishing these matters as facts; and may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors. Investors and security holders should not rely on such representations, warranties, covenants or agreements, or any descriptions thereof, as characterizations of the actual state of facts or condition of any of the parties to the Merger Agreement or any of their respective subsidiaries or affiliates. Moreover, information concerning the subject matter of the representations, warranties, covenants and agreements may change after the date of the Merger Agreement, which subsequent information may or may not be fully reflected in public disclosures by the parties to the Merger Agreement.
Additional information about the Merger Agreement, and the transactions contemplated thereby (including the Merger, the Preferred Stock Exchange and the Lock-Up Agreement) will be set forth in CGBD’s proxy statement on Schedule 14A (the “Proxy Statement”) and registration statement on Form N-14 (the “Registration Statement”) that will include the Proxy Statement, an information statement with respect to the Company and CGBD’s prospectus that will be filed with the SEC.

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
•our ability to maintain our status as a business development company (“BDC”); and
•our intent to satisfy the requirements of a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (together with the rules and regulations promulgated thereunder, the “Code”);
•the ability of the parties to consummate the Mergers on the expected timeline, or at all;
•the expected synergies and savings associated with the Mergers;
•the ability to realize the anticipated benefits of the Mergers, including the expected elimination of certain expenses and costs due to the Mergers;
•the percentage of CGBD’s stockholders voting in favor of the proposals submitted for their approval;
•the possibility that competing offers or acquisition proposals will be made;
•the possibility that any or all of the various conditions to the consummation of the Mergers may not be satisfied or waived;
•risks related to diverting management’s attention from ongoing business operations;
•risk that litigation in connection with the Mergers may result in significant costs of defense and liability;
•the combined company’s plans, expectations, objectives and intentions, as a result of the Mergers; and
•any potential termination of the Merger Agreement.
We use words such as “anticipates,” “believes,” “expects,” “intends,” “will,” “should,” “may,” “plans,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “targets,” “projects,” “outlook,” “potential,” “predicts” and variations of these words and similar expressions to identify forward-looking statements, although not all forward-looking statements include these words. Our actual results and condition could differ materially from those implied or expressed in the forward-looking information for any reason, including the factors set forth in “Risk Factors” set forth in this report and in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2023 (our “2023 Form 10-K”).
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
Second Quarter 2024 Highlights
Quarterly Results
•Net investment income was $6.7 million or $0.62 per Share. Dividends declared on Shares were $6.0 million, or $0.55 per Share.
•Net investment income for the three months ended June 30, 2024 was aided by a $3.5 million increase in total investment income from the comparable period in the prior year, primarily driven by an increase in the size of our portfolio.
•The NAV per Share decreased to $21.28 as of June 30, 2024 as compared to $21.32 as of March 31, 2024, primarily driven by net unrealized depreciation on our portfolio partially offset by net investment income in excess of our dividend for the quarter.
Portfolio and Investment Activity
•As of June 30, 2024, we held 103 investments across 77 portfolio companies and 23 industries for a total fair value of $368.5 million.
•During the three months ended June 30, 2024, we had investment fundings of $49.0 million and investment repayments of $25.3 million.
•As of June 30, 2024, non-accrual investments represented 0.0% and 0.0% of our portfolio based on cost and fair value, respectively.
Liquidity and Capital Activity
•During the three months ended June 30, 2024, we called capital resulting in 695,137 Shares issued for total proceeds of $14.7 million.
•We had net borrowings of $13.0 million on our Credit Facilities.
•Total liquidity as of June 30, 2024 was $63.0 million in cash and undrawn debt capacity.
Recent Developments
•On August 2, 2024, we entered into an Agreement and Plan of Merger with Carlyle Secured Lending, Inc., a Maryland corporation (“CGBD”), Blue Fox Merger Sub, Inc., a Maryland corporation and wholly-owned subsidiary of CGBD (“Merger Sub”), and, solely for the limited purposes set forth therein, the Investment Adviser, and Carlyle Global Credit Investment Management L.L.C. a Delaware limited liability company and investment adviser to CGBD (“CGCIM,” together with the Investment Adviser, the “Advisors”), pursuant to which, on the terms and subject to the conditions set forth in the Merger Agreement, (i) Merger Sub will merge with and into the Company, with the Company continuing as the surviving company and as a wholly-owned subsidiary of CGBD (the “Merger”) and (ii) immediately thereafter, the Company will merge with and into CGBD, with CGBD continuing as the surviving company (together with the Merger, the “Mergers”). Refer to Note 12, Subsequent Events, to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding the Merger Agreement and the Mergers. Also see “Risk Factors – Risks relating to the Mergers” in Part II, Item 1A of this Quarterly Report on Form 10-Q for more information.
Key Components of Our Results of Operations
As a BDC, we believe that the key components of our results of operations for our business are earnings per Share, dividends declared, net investment income and net asset value per Share. For the three months ended June 30, 2024, we recorded basic and diluted earnings per Share of $0.51, declared a dividend of $0.55 per Share and earned $0.62 of net investment income per Share.
The following table sets forth the calculation of basic and diluted earnings per Share (dollar amounts in thousands, except per share data):

	For the three months ended
	June 30, 2024	March 31, 2024
Net increase (decrease) in net assets resulting from operations	$5,555	$7,874
Weighted-average Shares outstanding	10,901,594	9,799,475
Earnings per Share - Basic and Diluted	$0.51	$0.80
For the three months ended June 30, 2024 and March 31, 2024, we declared dividends per Share of $0.55 and $0.54, respectively. As of June 30, 2024 and December 31, 2023, our NAV per share was $21.28 and $21.07, respectively.
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
Net Investment Income
The following table summarizes our net investment income and net investment income per common share:

	For the three months ended
	June 30, 2024	March 31, 2024
Total investment income	$11,882	$11,152
Total expenses (including excise tax expense)	5,889	5,178
Net investment income before waivers and reimbursements of expenses	5,993	5,974
Waivers and reimbursements of expenses	735	609
Net investment income (loss)	6,728	6,583
Weighted-average Shares outstanding	10,901,594	9,799,475
Net investment income per Share	$0.62	$0.67

Portfolio and Investment Activity
Portfolio Overview
The following tables summarize certain characteristics of our investment portfolio as of June 30, 2024:

	First Lien Debt	Second Lien Debt	Equity Investments	Total Investments
Count of investments	90	3	10	103
Investments, at amortized cost	$360,801	$2,558	$933	$364,292
Investments, at fair value	$365,347	$2,558	$636	$368,541
Percentage of total investments at fair value	99.1%	0.7%	0.2%	100.0%

Weighted Average Yields at
	Amortized Cost	Fair Value
First Lien Debt(1)	12.2%	12.0%
Second Lien Debt(1)	14.4%	14.4%
Total Debt and Income Producing Investments(1)(2)	12.2%	12.0%
(1)Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of June 30, 2024. Weighted average yield at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of original issue discount (“OID”) and market discount earned, divided by (b) total fair value included in such securities. Weighted average yield at amortized cost is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned, divided by (b) total amortized cost included in such securities. Weighted average yields exclude investments on non-accrual status. Actual yields earned over the life of each investment could differ materially from the yields presented above. Inclusive of all debt and income producing investments and investments on non-accrual status, the weighted average yield on amortized cost was 12.2% as of June 30, 2024.
(2)Weighted average yield for total investments includes income producing equity investments.
The geographical composition of investments at fair value as of June 30, 2024 were as follows:

As of
Geography—% of Fair Value	June 30, 2024
Australia	0.8%
Canada	5.4
United Kingdom	3.6
United States	90.2
Total	100.0%
The industry composition of investments at fair value as of June 30, 2024 were as follows:

As of
Industry—% of Fair Value	June 30, 2024
Aerospace & Defense	1.7%
Auto Aftermarket & Services	3.4
Beverage & Food	0.0
Business Services	10.3
Capital Equipment	6.1
Chemicals, Plastics & Rubber	0.0
Construction & Building	6.2
Consumer Goods: Durable	1.1
Consumer Goods: Non-Durable	2.0
Consumer Services	14.1
Containers, Packaging & Glass	4.0
Diversified Financial Services	12.1
Environmental Industries	5.8
Healthcare & Pharmaceuticals	5.2
High Tech Industries	3.1
Leisure Products & Services	3.0
Media: Advertising, Printing & Publishing	3.1
Retail	1.0
Software	6.8
Sovereign & Public Finance	1.6
Telecommunications	1.9
Transportation: Cargo	2.4
Wholesale	5.1
Total	100.0%

Our investment activity for the three months ended June 30, 2024 is presented below (information presented herein is at amortized cost unless otherwise indicated):

For the three months ended
June 30, 2024
Investments:
Total investments, beginning of period	$341,709
New investments purchased	47,064
Net accretion of discount on investments	799
Net realized gain (loss) on investments	(1)
Investments sold or repaid	(25,279)
Total Investments, end of period	$364,292
Principal amount of investments funded:
First Lien Debt	$46,399
Second Lien Debt	2,556
Equity Investments(1)	—
Total	$48,955
Principal amount of investments sold or repaid:
First Lien Debt	$(25,334)
Second Lien Debt	—
Equity Investments(1)	—
Total	$(25,334)
Number of new investment commitments(2)(3)	14
Average new investment commitment amount	$4,150
(1)Based on cost/proceeds of equity activity.
(2)Represents commitments to a portfolio company as part of an individual transaction.
(3)For the three months ended June 30, 2024, 95.7% of new debt investment commitments were at floating interest rates.
See the Consolidated Schedules of Investments as of June 30, 2024 to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on these investments, including a list of companies and type and amount of investments.
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
Our Investment Adviser monitors and, when appropriate, changes the risk ratings assigned to each debt investment in our portfolio. Our Investment Adviser reviews our investment ratings in connection with our quarterly valuation process. The below table summarizes the Internal Risk Ratings as of June 30, 2024 and December 31, 2023.

	June 30, 2024		December 31, 2023
	Fair Value	% of Fair Value	Fair Value	% of Fair Value
Internal Risk Rating 1	$—	—%	$—	—%
Internal Risk Rating 2	352,929	95.9	300,018	95.3
Internal Risk Rating 3	14,974	4.1	14,798	4.7
Internal Risk Rating 4	2	0.0	—	—
Internal Risk Rating 5	—	—	—	—
Total	$367,905	100.0%	$314,816	100.0%
As of June 30, 2024 and December 31, 2023, the weighted average Internal Risk Rating of our debt investment portfolio was 2.0. As of June 30, 2024, two our debt investments were assigned an Internal Risk Rating of 4-5. There were no investments assigned an Internal Risk Rating of 4-5 as of December 31, 2023.
The following table summarizes the fair value of our performing and non-accrual/non-performing investments as of June 30, 2024 and December 31, 2023:

	June 30, 2024			December 31, 2023
	Number of Investments	Fair Value	% of Fair Value	Number of Investments	Fair Value	% of Fair Value
Performing	101	$368,539	100.0%	85	$316,342	100.0%
Non-accrual(1)	2	2	0.0	—	—	—
Total	103	$368,541	100.0%	85	$316,342	100.0%
(1)For information regarding our non-accrual policy, see Note 2, Significant Accounting Policies, to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.
Portfolio Financing
Our primary source of financing consist of secured debt, which are presented on the Consolidated Statements of Assets and Liabilities as Secured borrowings. Refer to Note 6, Borrowings, to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding our financing. The following table details those sources of financing:

	Outstanding Principal Balance, as of
	June 30, 2024	December 31, 2023
Subscription Facility	$16,075	$16,512
SPV Credit Facility	145,000	136,000
Total	$161,075	$152,512
Weighted average interest rate	8.07%	8.15%
Subscription Facility
On April 22, 2022, we entered into a senior secured revolving credit facility (the “Subscription Facility”), as amended from time to time. The Subscription Facility provides for secured borrowings of $30,000 as of June 30, 2024. The maximum principal amount is subject to availability under the Subscription Facility, which is based on certain of our investor equity capital commitments and a percentage determined in the lender’s reasonable discretion to account for foreign exchange volatility. The Subscription Facility has a maturity date of April 22, 2025. We may borrow amounts in U.S. Dollars or certain other permitted currencies. Borrowings under the Subscription Facility bear interest at a spread to the applicable benchmark rate of 2.50% to 2.60% and Canadian Overnight Repo Rate Average adjustment (“CORRA”) of 0.29547%. The Company also pays a fee of 0.30% per year on undrawn amounts under the Subscription Facility. Subject to certain exceptions, the Subscription Facility is secured by a first lien security interest in the Company’s unfunded investor equity capital commitments. The Subscription Facility includes customary covenants, certain limitations on the incurrence of additional indebtedness and liens, and other maintenance covenants, as well as usual and customary events of default for senior secured revolving credit facilities of this nature.
The Subscription Facility consisted of the following as of June 30, 2024 and December 31, 2023:

	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)	Weighted Average Interest Rate
June 30, 2024	$30,000	$16,075	$13,925	$7,950	7.32%
December 31, 2023	$45,000	$16,512	$28,488	$21,151	7.38%
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
The SPV Credit Facility consisted of the following as of June 30, 2024 and December 31, 2023:

	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)	Weighted Average Interest Rate
June 30, 2024	$250,000	$145,000	$105,000	$17,434	8.15%
December 31, 2023	$150,000	$136,000	$14,000	$14,000	8.24%
(1)The unused portion is the amount upon which commitment fees are based
(2)Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.

Consolidated Results of Operations
For the three months ended June 30, 2024 and March 31, 2024
The following table sets forth information regarding our consolidated results of operations for the three month periods ending June 30, 2024 and March 31, 2024, respectively:

	Three Months Ended		Change
	June 30, 2024	March 31, 2024	$
Investment income:
Interest income	$11,312	$10,190	$1,122
PIK income	199	164	35
Other income	371	798	(427)
Total investment income	11,882	11,152	730
Expenses:
Offering costs	3	5	(2)
Net investment income incentive fees	1,431	1,399	32
Professional fees	174	115	59
Administrative service fees	237	287	(50)
Interest expense and credit facility fees	3,595	2,930	665
Trustees’ fees and expense	86	86	—
Other general and administrative	299	321	(22)
Excise tax expense	64	35	29
Total expenses	5,889	5,178	711
Less waivers and reimbursements of expenses	(735)	(609)	(126)
Expenses after waivers and reimbursements of expenses	5,154	4,569	585
Net investment income (loss)	6,728	6,583	145
Net realized gain (loss) and net change in unrealized appreciation (depreciation):
Net realized gain (loss) on investments	(1)	3	(4)
Net realized currency gain (loss) on non-investment assets and liabilities	17	(4)	21
Net change in unrealized appreciation (depreciation) on investments	(1,303)	972	(2,275)
Net change in unrealized currency gains (losses) on non-investment assets and liabilities	112	320	(208)
Net change in unrealized gains (losses) on forward currency contracts	2	—	2
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments and non-investment assets and liabilities	(1,173)	1,291	(2,464)
Net increase (decrease) in net assets resulting from operations	$5,555	$7,874	$(2,319)
Investment Income
The increase in investment income for the three months ended June 30, 2024 as compared to the three months ended March 31, 2024 was primarily driven by an increase in interest income due to a higher average outstanding investment balance. As of June 30, 2024, the size of our portfolio increased to $364,292 from $341,709 as of March 31, 2024, at amortized cost. As of June 30, 2024 and March 31, 2024, the weighted average yield of our total debt and income producing investments was 12.2% and 12.3%, respectively, based on amortized cost.
Interest income and PIK income on our first and second lien debt investments are dependent on the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of June 30, 2024, there were two investments on non-accrual status at a fair value of $2, which represented approximately 0.0% of total investments at fair value. There were no investments on non-accrual stats as of March 31, 2024.
The decrease in other income for the three months ended June 30, 2024 from the three months ended March 31, 2024 was primarily driven by lower prepayment and amendment fees.

Expenses
The increase in interest expense and credit facility fees as compared to the three months ended March 31, 2024 was primarily driven by higher weighted outstanding principal balance on the Credit Facilities during the three months ended June 30, 2024.
The increase in incentive fees was driven by higher pre-incentive fee net investment income for the three months ended June 30, 2024 compared to the three months ended March 31, 2024.
For the three months ended June 30, 2024, there were no accrued capital gains incentive fees based upon the cumulative net realized and unrealized appreciation (depreciation) as of June 30, 2024. The accrual for any capital gains incentive fee under accounting principles generally accepted in the United States (“U.S. GAAP”) in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. See Note 4, Related Party Transactions, to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on the incentive and base management fees.
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
Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation)
The amount of and number of investments with realized gain (loss) and change in unrealized appreciation (depreciation) for the three months ended June 30, 2024 and March 31, 2024 were as follows:

	Three Months Ended
	June 30, 2024	March 31, 2024
Realized gains on investments	$0	$3
Number of investments with realized gains	1	4
Realized losses on investments	$1	$—
Number of investments with realized losses	2	—
Change in unrealized appreciation on investments	$840	$2,207
Number of investments with unrealized appreciation	32	40
Change in unrealized depreciation on investments	$(2,143)	$(1,235)
Number of investments with unrealized depreciation	46	29
Net change in unrealized appreciation (depreciation) is driven by changes in other inputs utilized under our valuation methodology, including, but not limited to, enterprise value multiples, borrower leverage multiples and borrower ratings, and the impact of exits.

For the three and six months ended June 30, 2024 and June 30, 2023
The following table sets forth information regarding our consolidated results of operations for the three and six month periods ended June 30, 2024 and 2023:

	Three months ended June 30,		Change	Six months ended June 30,		Change
	2024	2023	$	2024	2023	$
Investment income:
Interest income	$11,312	$7,699	$3,613	$21,502	$14,201	$7,301
PIK income	199	71	128	363	210	153
Other income	371	569	(198)	1,169	795	374
Total investment income	11,882	8,339	3,543	23,034	15,206	7,828
Expenses:
Organizational expenses	—	2	(2)	—	12	(12)
Offering costs	3	33	(30)	8	66	(58)
Net investment income incentive fees	1,431	993	438	2,830	1,762	1,068
Professional fees	174	268	(94)	289	513	(224)
Administrative service fees	237	421	(184)	524	561	(37)
Interest expense and credit facility fees	3,595	2,667	928	6,525	5,072	1,453
Trustees’ fees and expense	86	63	23	172	130	42
Other general and administrative	299	303	(4)	620	463	157
Excise tax expense	64	8	56	99	17	82
Total expenses	5,889	4,758	1,131	11,067	8,596	2,471
Less waivers and reimbursements of expenses	(735)	(1,080)	345	(1,344)	(1,654)	310
Expenses after waivers and reimbursements of expenses	5,154	3,678	1,476	9,723	6,942	2,781
Net investment income (loss)	6,728	4,661	2,067	13,311	8,264	5,047
Net realized gain (loss) and net change in unrealized appreciation (depreciation):
Net realized gain (loss) on investments	(1)	1	(2)	2	10	(8)
Net realized currency gain (loss) on non-investment assets and liabilities	17	2	15	13	(1)	14
Net change in unrealized appreciation (depreciation) on investments	(1,303)	1,317	(2,620)	(331)	2,345	(2,676)
Net change in unrealized currency gains (losses) on non-investment assets and liabilities	112	(309)	421	432	(467)	899
Net change in unrealized currency gains (losses) on forward currency contracts	2	—	2	2	—	2
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments and non-investment assets and liabilities	(1,173)	1,011	(2,184)	118	1,887	(1,769)
Net increase (decrease) in net assets resulting from operations	$5,555	$5,672	$(117)	$13,429	$10,151	$3,278

Investment Income
The increase in investment income for the three and six months ended June 30, 2024 as compared to the three and six months ended June 30, 2023 was primarily driven by an increase in interest income due to a higher average outstanding investment balances. As of June 30, 2024, the size of our portfolio increased to $364,292 from $262,021 as of June 30, 2023, at amortized cost.
Interest income and PIK income on our first and second lien debt investments are dependent on the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of June 30, 2024, there were two investments on non-accrual status at a fair value of $2, which represented approximately 0.0% of total investments at fair value. As of June 30, 2023, there were no investments on non-accrual status.
The decrease in other income for the three months ended June 30, 2024 from the three months ended June 30, 2023 was primarily driven by lower amendment and prepayment fees. The increase in other income for the six months ended June

30, 2024 from the six months ended June 30, 2023 was primarily driven by higher amendment and prepayment fees during the first quarter of 2024.
Expenses
The increase in interest expense and credit facility fees for the three and six months ended June 30, 2024 as compared to the three and six months ended June 30, 2023 was primarily driven by higher weighted average interest rates due to higher benchmark rates and higher weighted outstanding principal balance on Credit Facilities.
The increase in incentive fees was driven by higher pre-incentive fee net investment income the for the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023.
For the three and six months ended June 30, 2024, there were no accrued capital gains incentive fees based upon the cumulative net realized and unrealized appreciation (depreciation) as of June 30, 2024. The accrual for any capital gains incentive fee under U.S. GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. See Note 4, Related Party Transactions, to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on the incentive and base management fees.
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
Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation)
The amount of and number of investments with realized gain (loss) and change in unrealized appreciation (depreciation) for the three and six months ended June 30, 2024 and June 30, 2023 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Realized gains on investments	$0	$1	$3	$10
Number of investments with realized gains	1	2	4	3
Realized losses on investments	$1	$—	$1	$—
Number of investments with realized losses	2	—	2	—
Change in unrealized appreciation on investments	$840	$1,941	$2,219	$3,504
Number of investments with unrealized appreciation	32	33	39	57
Change in unrealized depreciation on investments	$(2,143)	$(624)	$(2,550)	$(1,159)
Number of investments with unrealized depreciation	46	17	39	18
Net change in unrealized appreciation (depreciation) in our investments for the six months ended June 30, 2024 was primarily driven by improving credit fundamentals and positive impact of foreign currency exchange rates.
Net change in unrealized appreciation (depreciation) is driven by changes in other inputs utilized under our valuation methodology, including, but not limited to, enterprise value multiples, borrower leverage multiples and borrower ratings, and the impact of exits.

Financial Condition, Liquidity and Capital Resources
Capitalization
We have capitalized our business to date primarily through the issuance and sale of our Shares and asset-level financing. We may also fund a portion of our investments through borrowings under the Credit Facilities, as well as through securitization of a portion of our existing investments. As of June 30, 2024, we had $161,075 of outstanding consolidated indebtedness under the Credit Facilities, as previously discussed within Portfolio and Investment Activity - Portfolio Financing. As of June 30, 2024, we had $63,015 of liquidity that can be used to satisfy our short-term cash requirements and working capital for our business. Refer to Note 6, Borrowings, to the unaudited consolidated financial statements included in this

Quarterly Report on Form 10-Q for additional information regarding our financing. As of June 30, 2024 and December 31, 2023, net financial leverage was 0.51x and 0.57x, respectively.
Sources of Liquidity
Our primary sources of liquidity include cash and cash equivalents and available borrowings under our Credit Facilities.

	June 30, 2024	December 31, 2023
Cash, cash equivalents and restricted cash	$37,631	$37,131
Available borrowings under Credit Facilities	25,384	35,151
Total Liquidity	$63,015	$72,282
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
Contractual Obligations and Contingencies
In the ordinary course of our business, we enter into contracts or agreements that contain indemnifications or warranties. Future events could occur which may give rise to liabilities arising from these provisions against us. We believe that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in these unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q as of June 30, 2024 and December 31, 2023 for any such exposure.
We have in the past, currently are and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments. We had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of June 30, 2024 and December 31, 2023:

	Par / Principal Amount as of
	June 30, 2024	December 31, 2023
Unfunded delayed draw commitments	$56,716	$61,231
Unfunded revolving commitments	17,024	14,443
Total unfunded commitments	$73,740	$75,674
Cash Flows
The following table details the net change in our cash and cash equivalents:

For the six months ended
June 30, 2024
Cash flows provided by (used in) operating activities	$(40,212)
Cash flows provided by (used in) financing activities	40,712
Net increase (decrease) in cash, cash equivalents and restricted cash	$500
During the six months ended June 30, 2024 , we paid $79,937 related to cost of investments purchased and received $29,168 in repayments on our investments. During the six months ended June 30, 2024, we had net borrowings of $9,000 on the Credit Facilities. During the six months ended June 30, 2024, we issued 1,716,648 Shares for an aggregate offering price of approximately $36,386.
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
As of June 30, 2024 and December 31, 2023, the Company had total senior securities of $161,075 and $152,512, respectively, consisting of secured borrowings under the Credit Facilities, and had asset coverage ratios of 253.1% and 233.6%, respectively.
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

Interest Rate Risk
As of June 30, 2024, on a fair value basis, approximately 99.3% of our debt investments bear interest at a floating rate, which primarily are subject to interest rate floors. The Credit Facilities are subject to floating interest rates and are primarily paid based on floating SOFR rates.
Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our income in the future.
The following table estimates the potential changes in net cash flow generated from interest income, should interest rates increase or decrease by 100, 200 or 300 basis points. These hypothetical interest income calculations are based on a model of the settled debt investments in our portfolio, held as of June 30, 2024 and December 31, 2023, and are only adjusted for assumed changes in the underlying base interest rates and the impact of that change on interest income. Interest expense is calculated based on outstanding secured borrowings as of June 30, 2024 and December 31, 2023 and based on the terms of our Credit Facilities. Interest expense on our Credit Facilities is calculated using the stated interest rate as of June 30, 2024 and December 31, 2023, adjusted for the hypothetical changes in rates, as shown below. We intend to continue to finance a portion of our investments with borrowings and the interest rates paid on our borrowings may significantly impact our net interest income.
We regularly measure exposure to interest rate risk. We assess interest rate risk and manage interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.
Based on our Consolidated Statements of Assets and Liabilities as of June 30, 2024 and December 31, 2023, the following table shows the annual impact on net investment income of base rate changes in interest rates for our settled debt investments (considering interest rate floors for variable rate instruments) and outstanding secured borrowings assuming no changes in our investment and borrowing structure:

	As of June 30, 2024			As of December 31, 2023
Basis Point Change	Interest Income	Interest Expense	Net Investment Income	Interest Income	Interest Expense	Net Investment Income
Up 300 basis points	$11,044	$(4,836)	$6,208	$9,523	$(4,575)	$4,948
Up 200 basis points	$7,363	$(3,224)	$4,139	$6,349	$(3,050)	$3,299
Up 100 basis points	$3,681	$(1,612)	$2,069	$3,174	$(1,525)	$1,649
Down 100 basis points	$(3,681)	$1,612	$(2,069)	$(3,174)	$1,525	$(1,649)
Down 200 basis points	$(7,363)	$3,224	$(4,139)	$(6,349)	$3,050	$(3,299)
Down 300 basis points	$(11,020)	$4,836	$(6,184)	$(9,495)	$4,575	$(4,920)

Item 4. Controls and Procedures
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
Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
The Company may become party to certain lawsuits in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. The Company is not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against the Company. See also Note 10, Litigation, to the unaudited consolidated financial statements in Part I, Item 1 of this Form 10-Q.
Item 1A. Risk Factors
In addition to the other information set forth within this Form 10-Q, consideration should be given to the information disclosed in “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2023. Except for the risk factors set forth below, as of the date of this report there has been no material change in any of the risk factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
Risks Relating to the Mergers
Because the market price of CGBD Common Stock will fluctuate, our shareholders cannot be sure of the market value of the consideration they will receive in connection with the Mergers until the closing date of the Mergers.
At the effective time of the Merger (the “Effective Time”), each Share issued and outstanding immediately prior to the Effective Time (other than shares owned by CGBD or any of its consolidated subsidiaries, the “Cancelled Shares”) will be converted into the right to receive a number of shares of common stock, par value $0.01 per share, of CGBD (“CGBD Common Stock”) equal to the Exchange Ratio (as defined in Note 12, Subsequent Events, to the unaudited consolidated financial statements in Part I, Item 1 of this Form 10-Q), plus any cash (without interest) in lieu of fractional shares. The market value of such consideration to be received by our stockholders upon completion of the Mergers (the “Merger Consideration”) may vary from the closing price of CGBD Common Stock, respectively, on the date the Mergers were announced and on the date the Mergers are completed. Any change in the market price of CGBD Common Stock prior to completion of the Mergers will affect the market value of the Merger Consideration that our shareholders will receive upon completion of the Mergers. If shares of CGBD Common Stock are trading at prices below the net asset value per share as of the Determination Date (as defined in Note 12, Subsequent Events, to the unaudited consolidated financial statements in Part I, Item 1 of this Form 10-Q), the market value of CGBD Common Stock received in the Mergers will be less than the net asset value of the Shares surrendered for exchange. Additionally, the Exchange Ratio will fluctuate as our and CGBD’s respective net asset values change prior to the closing date of the Mergers.
Accordingly, our shareholders will not know or be able to calculate the market value of the Merger Consideration they would receive upon completion of the Mergers. Neither we nor CGBD is permitted to terminate the Merger Agreement or resolicit the vote of CGBD’s stockholders solely because of changes in the market price of shares of CGBD Common Stock.
Changes in the market price of CGBD Common Stock may result from a variety of factors, including, among other things:
•significant volatility in the market price and trading volume of securities of BDCs or other companies in CGBD’s sector, which are not necessarily related to the operating performance of these companies;
•inability to obtain any exemptive relief that may be required by CGBD from the SEC;
•changes in regulatory policies, accounting pronouncements or tax guidelines, particularly with respect to RICs and BDCs;
•loss of CGBD’s BDC or RIC status;
•changes in earnings or variations in operating results or distributions that exceed CGBD’s net investment income;
•increases in expenses associated with defense of litigation and responding to SEC inquiries;
•changes in accounting guidelines governing valuation of CGBD’s investments;
•changes in the value of CGBD’s portfolio of investments and any derivative instruments, including as a result of general economic conditions, interest rate shifts and changes in the performance of CGBD’s portfolio companies;

•any shortfall in investment income or net investment income or any increase in losses from levels expected by investors or securities analysts;
•departure of CGCIM’s key personnel; and
•general economic trends and other external factors.
These factors are generally beyond the control of CGBD and may not relate to CGBD’s operating performance. The range of high and low closing sales prices per share of CGBD Common Stock as reported on Nasdaq for the three months ended June 30, 2024 was a low of $16.11 and a high of $18.24. However, historical trading prices are not necessarily indicative of future performance.
Sales of shares of CGBD Common Stock after the completion of the Mergers may cause the trading price of CGBD Common Stock to decline.
Following the completion of the Merger, certain of CGBD stockholders may decide not to hold their shares of CGBD Common Stock. Such sales of CGBD Common Stock could have the effect of depressing the trading price for CGBD Common Stock and may take place promptly following the completion of the Mergers. If this occurs, it could impair CGBD’s ability to raise additional capital through the sale of equity securities should CGBD desires to do so.
Our shareholders will experience a reduction in percentage ownership and voting power in the combined company as a result of the Mergers.
Our shareholders will experience a reduction in their percentage ownership interests and effective voting power in respect of the combined company relative to their percentage ownership interests in us prior to the Mergers. Consequently, our shareholders should expect to exercise less influence over the management and policies of the combined company following the Mergers than they currently exercise over our management and policies. In addition, prior to completion of the Mergers, subject to certain restrictions in the Merger Agreement, we and CGBD may issue additional shares of Shares and CGBD Common Stock, respectively, which would further reduce the percentage ownership of the combined company to be held by the current shareholders.
After completion of the Mergers, CGBD may issue additional shares of CGBD Common Stock at prices below CGBD Common Stock’s then-current NAV per share, subject to certain restrictions under the Investment Company Act, including stockholder approval of such issuance. The issuance or sale by CGBD of shares of CGBD Common Stock at a discount to NAV poses a risk of dilution to stockholders.
CGBD may be unable to realize the benefits anticipated by the Mergers, including estimated cost savings, or it may take longer than anticipated to achieve such benefits.
The realization of certain benefits anticipated as a result of the Mergers will depend in part on the integration of our investment portfolio with CGBD’s investment portfolio and the integration of our business with CGBD’s business. There can be no assurance that our investment portfolio or business can be operated profitably going forward or integrated successfully into CGBD’s operations in a timely fashion or at all. The dedication of management resources to such integration may detract attention from the day-to-day business of the combined company and there can be no assurance that there will not be substantial costs associated with the transition process or there will not be other material adverse effects as a result of these integration efforts. Such effects, including incurring unexpected costs or delays in connection with such integration and failure of our investment portfolio to perform as expected, could have a material adverse effect on the financial results of the combined company.
CGBD also expects to achieve certain synergies and cost savings from the Mergers when the two companies have fully integrated their portfolios. It is possible that the estimates of these synergies and potential cost savings could ultimately be incorrect. The cost savings estimates also assume CGBD will be able to combine our operations and CGBD’s operations in a manner that permits those cost savings to be fully realized. If the estimates turn out to be incorrect or if CGBD is not able to successfully combine our investment portfolio or business with CGBD’s operations, the anticipated synergies and cost savings may not be fully realized or realized at all or may take longer to realize than expected.

If the Mergers do not close, we will not benefit from the expenses incurred in pursuit of the Mergers.
The Mergers may not be completed. If the Mergers are not completed, we will have incurred substantial expenses for which no ultimate benefit will have been received. We have incurred out-of-pocket expenses in connection with the Mergers for investment banking, legal and accounting fees and financial printing and other related charges, much of which will be incurred even if the Mergers are not completed.
The termination of the Merger Agreement could negatively impact us.
If the Merger Agreement is terminated, there may be various consequences, including:
•our business may have been adversely impacted by the failure to pursue other beneficial opportunities due to the focus of management on the Mergers, without realizing any of the anticipated benefits of completing the Mergers;
•we may not be able to find a party willing to pay an equivalent or more attractive price than the price CGBD agreed to pay in the Mergers;
•our business may have experienced negative reactions from the investment community, employees, or other partners in the business community; and
•we may have been required to pay certain costs relating to the Mergers, whether or not the Mergers are completed.
The Merger Agreement limits our ability to pursue alternatives to the Mergers.
The Merger Agreement contains provisions that limit the our ability to discuss, facilitate or commit to competing third party proposals to acquire all or a significant part of us, which are typical for transactions of this type.
The Mergers are subject to closing conditions, including CGBD stockholder approval, that, if not satisfied or (to the extent legally allowed) waived, will result in the Mergers not being completed, which may result in material adverse consequences to our business and operations. Consummation of the Mergers is not subject to approval of our shareholders.
The completion of the Mergers remains subject to the satisfaction of certain customary closing conditions, including among others (1) requisite approval of CGBD’s stockholders, (2) authorization of the shares of CGBD Common Stock to be issued as consideration in the Mergers for listing on Nasdaq, (3) effectiveness of the registration statement for CGBD Common Stock to be issued as consideration in the Mergers, (4) the absence of certain legal impediments to the consummation of the Mergers, (5) required regulatory approvals (including expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended), (6) determinations of closing NAV in accordance with the terms of the Merger Agreement, (7) consummation of the Preferred Stock Exchange in accordance with the Preferred Stock Exchange Documents, (8) execution of the Lock-Up Agreement by CGBD and CIM, to be effective as of the closing of the Mergers, and (9) subject to certain exceptions, the accuracy of the representations and warranties and compliance with the covenants of each party to the Merger Agreement. Consummation of the Mergers is not subject to approval of our shareholders.
The closing condition that CGBD’s stockholders approve the issuance of shares of CGBD Common Stock pursuant to the Merger Agreement may not be waived and must be satisfied for the Mergers to be completed. If CGBD’s stockholders do not approve the issuance of shares of CGBD Common Stock pursuant to the Merger Agreement and the Mergers are not completed, the resulting failure of the Mergers could have a material adverse impact on our business and operations. In addition to the required approvals of CGBD’s stockholders, the Mergers are subject to a number of other conditions beyond our control that may prevent, delay or otherwise materially adversely affect completion of the Mergers. We cannot predict whether and when these other conditions will be satisfied.
We will be subject to operational uncertainties and contractual restrictions while the Mergers are pending.
Uncertainty about the effect of the Mergers may have an adverse effect on us and, consequently, on the combined company following completion of the Mergers.
These uncertainties may cause those that deal with us to seek to change their existing business relationships with us. In addition, the Merger Agreement restricts us from taking actions that we might otherwise consider to be in our best interests. These restrictions may prevent us from pursuing certain business opportunities that may arise prior to the completion of the Mergers.

The market price of CGBD Common Stock after the Mergers may be affected by factors different from those affecting CGBD Common Stock currently.
Our business and CGBD’s business differ in some respects and, accordingly, the results of operations of the combined company and the market price of CGBD Common Stock after the Mergers may be affected by factors different from those currently affecting the independent results of operations, such as a larger stockholder base and a different capital structure. Accordingly, CGBD’s historical trading prices and financial results may not be indicative of these matters for the combined company following the Mergers.
If we have not consummated Liquidity Event, including the Mergers, by the end of the Company’s drawdown period, our Board of Trustees (to the extent consistent with its fiduciary duties and subject to any necessary shareholder approvals and applicable requirements of the Investment Company Act) will meet to consider our potential wind down and/or liquidation and dissolution.
If we have not consummated a Liquidity Event, including the Mergers, by the end of the Company’s drawdown period, our Board of Trustees (to the extent consistent with its fiduciary duties and subject to any necessary shareholder approvals and applicable requirements of the Investment Company Act) will meet to consider our potential wind down and/or liquidation and dissolution. To the extent our Board of Trustees determines to pursue a liquidation or dissolution, no assurances can be provided as to what price they will be able to obtain from selling or liquidating our investments and we could end up being liquidated below our then NAV per share or at a price per share below what shareholders paid.
In the event of any liquidation, dissolution or winding up of our affairs, our common shareholders would receive any remaining net assets only after payment or provision or payment of our debts and other liabilities and subject to the prior rights of any outstanding preferred stock. In addition, we expect that we would incur certain costs associated with a liquidation or dissolution. Accordingly, to the extent our Board of Trustees determines to proceed with our liquidation or dissolution, it could result in a loss for our common shareholders.
Litigation against the Company, CGBD, or the members of our Board of Trustees and CGBD’s board of directors, could prevent or delay the completion of the Mergers or result in the payment of damages following completion of the Mergers.
It is possible that lawsuits may be filed by our shareholders or CGBD’s stockholders challenging the Mergers. The outcome of such lawsuits cannot be assured, including the amount of costs associated with defending these claims or any other liabilities that may be incurred in connection with the litigation of these claims. If plaintiffs are successful in obtaining an injunction prohibiting the parties from completing the Mergers, such injunction may delay the consummation of the Mergers in the expected timeframe, or may prevent the Mergers from being consummated at all. Whether or not any plaintiff’s claim is successful, this type of litigation can result in significant costs and divert management’s attention and resources from the closing of the Mergers and ongoing business activities, which could adversely affect the operations of the Company.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Except as previously reported by the Company on a Current Report on Form 8-K, we did not sell any equity securities during the period covered in this report that were not registered under the Securities Act of 1933, as amended.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended June 30, 2024, no director, trustee or Section 16 officer of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits.

2.1
Agreement and Plan of Merger among Carlyle Secured Lending III, Carlyle Secured Lending, Inc., Blue Fox Merger Sub, Inc., and (for the limited purposes set forth therein) CSL III Advisor, LLC and Carlyle Global Credit Investment Management L.L.C., dated as of August 2, 2024. (1)

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
* Filed herewith
(1) Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed by the Company on August 5, 2024 (File No. 814-01410)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARLYLE SECURED LENDING III

Dated: August 12, 2024	By	/s/ Thomas M. Hennigan
Thomas M. Hennigan Chief Financial Officer (principal financial officer)