Form 10-Q
period 2024-09-30
Carlyle Secured Lending III
filed 2024-11-13
CIK 1851277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of the registrant’s common shares of beneficial interest, $0.001 par value per share, outstanding at November 13, 2024 was 12,958,485.

CARLYLE SECURED LENDING III

CARLYLE SECURED LENDING III
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(amounts in thousands, except share and per share data)

	September 30, 2024	December 31, 2023
ASSETS	(unaudited)
Investments—non-controlled/non-affiliated, at fair value (amortized cost of $382,268 and $311,762, respectively)	$385,594	$316,342
Cash, cash equivalents and restricted cash	18,397	37,131
Deferred offering costs	—	9
Receivable for investments sold	29	67
Due from Investment Adviser	1,356	972
Interest and other income receivable from investments	3,459	3,438
Receivable for issuance of common shares of beneficial interest	166	3,760
Prepaid expenses and other assets	3,441	2,543
Total assets	$412,442	$364,262
LIABILITIES
Secured borrowings (Note 6)	$151,000	$152,512
Payable for investments purchased	3,247	—
Derivative liabilities, at fair value (Note 5)	210	—
Interest and credit facility fees payable (Note 6)	398	1,494
Dividend payable (Note 8)	9,377	4,464
Incentive fees payable (Note 4)	1,539	1,167
Administrative service fees payable (Note 4)	401	278
Other accrued expenses and liabilities	807	628
Total liabilities	166,979	160,543
Commitments and contingencies (Notes 4, 7 and 10)
NET ASSETS
Common shares of beneficial interest, $0.001 par value; unlimited shares authorized; 11,709,773 and 9,666,829 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	12	10
Paid-in capital in excess of par value	237,958	194,681
Total distributable earnings (loss)	7,493	9,028
Total net assets	$245,463	$203,719
NET ASSETS PER SHARE	$20.96	$21.07

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARLYLE SECURED LENDING III
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except share and per share data) (unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$11,802	$8,502	$33,304	$22,703
PIK income	215	119	578	329
Other income	499	288	1,668	1,083
Total investment income	12,516	8,909	35,550	24,115
Expenses:
Organizational expenses (Note 2)	—	5	—	17
Offering costs (Note 2)	1	20	9	86
Net investment income incentive fees (Note 4)	1,540	1,016	4,370	2,778
Professional fees	164	237	453	750
Administrative service fees (Note 4)	124	187	648	748
Interest expense and credit facility fees (Note 6)	3,494	3,055	10,019	8,127
Trustees’ fees and expenses	81	61	253	191
Other general and administrative	346	426	966	889
Total expenses	5,750	5,007	16,718	13,586
Less waivers and reimbursements of expenses	(472)	(910)	(1,816)	(2,564)
Expenses after waivers and reimbursements of expenses	5,278	4,097	14,902	11,022
Net investment income (loss) before taxes	7,238	4,812	20,648	13,093
Excise tax expense	—	22	99	39
Net investment income (loss)	7,238	4,790	20,549	13,054
Net realized gain (loss) and net change in unrealized appreciation (depreciation):
Net realized gain (loss) on investments:
Non-controlled/non-affiliated investments	3	—	5	10
Net realized currency gain (loss) on non-investment assets and liabilities	(658)	(2)	(645)	(3)
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/non-affiliated investments	(923)	3,264	(1,254)	5,609
Net change in unrealized currency gains (losses) on non-investment assets and liabilities	213	459	645	(8)
Net change in unrealized gains (losses) on forward currency contracts	(212)	—	(210)	—
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments and non-investment assets and liabilities	(1,577)	3,721	(1,459)	5,608
Net increase (decrease) in net assets resulting from operations	$5,661	$8,511	$19,090	$18,662
Basic and diluted earnings per Share (Note 8)	$0.48	$1.20	$1.77	$2.84
Weighted-average common shares of beneficial interest outstanding — basic and diluted (Note 8)	11,685,890	7,087,421	10,798,902	6,576,260

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARLYLE SECURED LENDING III
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(amounts in thousands) (unaudited)

	Nine months ended September 30,
	2024	2023
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$20,549	$13,054
Net realized gain (loss) on investments and non-investment assets and liabilities	(640)	7
Net change in unrealized appreciation (depreciation) on investments, non-investment assets and liabilities and forward currency contracts	(819)	5,601
Net increase (decrease) in net assets resulting from operations	19,090	18,662
Capital share transactions:
Common shares of beneficial interest issued	36,386	48,611
Dividend reinvestment	6,893	4,330
Dividends declared (Note 8)	(20,625)	(10,114)
Net increase (decrease) in net assets resulting from capital share transactions	22,654	42,827
Net increase (decrease) in net assets	41,744	61,489
Net assets at beginning of period	203,719	109,672
Net assets at end of period	$245,463	$171,161

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARLYLE SECURED LENDING III
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands) (unaudited)

	Nine months ended September 30,
	2024	2023
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$19,090	$18,662
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	589	658
Amortization of deferred offering costs	9	86
Net accretion of discount on investments	(2,057)	(876)
Paid-in-kind interest	(637)	(273)
Net realized (gain) loss on investments	(5)	(10)
Net realized currency (gain) loss on non-investment assets and liabilities	645	3
Net change in unrealized (appreciation) depreciation on investments	1,254	(5,609)
Net change in unrealized currency (gain) loss on non-investment assets and liabilities	(645)	8
Net change in unrealized (gain) loss on forward currency contracts	210	—
Cost of investments purchased and change in payable for investments purchased	(113,521)	(77,291)
Proceeds from sales and repayments of investments and change in receivable for investments sold	48,924	6,811
Changes in operating assets:
Interest and other income receivable from investments	(21)	(985)
Prepaid expenses and other assets	(278)	(470)
Due from Investment Adviser	(384)	(192)
Changes in operating liabilities:
Interest and credit facility fees payable	(1,096)	1,213
Incentive fees payable	372	510
Administrative service fees payable	123	(88)
Accrued organizational expenses	—	(157)
Deferred income	—	(81)
Other accrued expenses and liabilities	179	698
Net cash provided by (used in) operating activities	(47,249)	(57,383)
Cash flows from financing activities:
Proceeds from issuance of common shares of beneficial interest, net of change in receivable for issuance of common shares of beneficial interest	39,980	40,011
Borrowings on Credit Facilities	60,000	75,020
Repayments of Credit Facilities	(61,437)	(35,400)
Debt issuance costs paid	(1,209)	(279)
Dividends paid in cash	(8,819)	(3,989)
Deferred financing cost payable	—	(548)
Deferred offering costs payable	—	(293)
Net cash provided by (used in) financing activities	28,515	74,522
Net increase (decrease) in cash, cash equivalents and restricted cash	(18,734)	17,139
Cash, cash equivalents and restricted cash, beginning of period	37,131	6,761
Cash, cash equivalents and restricted cash, end of period	$18,397	$23,900

Supplemental disclosures:
Interest and credit facility fees paid during the period	$9,174	$6,369
Taxes, including excise tax, paid during the period	$176	$34
Dividends declared during the period	$20,625	$10,114
Dividends reinvested during the period	$6,893	$4,330

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARLYLE SECURED LENDING III
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2024
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets
First Lien Debt (99.1% of fair value)
Accession Risk Management Group, Inc.	^	(2)(3)	Diversified Financial Services	SOFR	4.75%	9.93%	5/31/2022	11/1/2029	$11,970	$11,912	$12,012	4.89%
ACR Group Borrower, LLC	^	(2)(3)(13)	Aerospace & Defense	SOFR	5.00%	9.67%	5/14/2024	3/31/2028	867	853	867	0.35
ADPD Holdings, LLC	#^	(2)(3)(11) (13)	Consumer Services	SOFR	6.00%	10.83%	8/16/2022	8/15/2028	8,116	7,862	6,941	2.83
AI Grace AUS Bidco Pty LTD (Australia)	^	(2)(3)(7)	Consumer Goods: Non-Durable	SOFR	6.50%	11.51%	12/5/2023	12/5/2029	2,286	2,224	2,286	0.93
Allied Benefit Systems Intermediate LLC	^	(2)(3)	Healthcare & Pharmaceuticals	SOFR	5.25%	10.15%	10/31/2023	10/31/2030	6,103	6,020	6,164	2.51
Alpine Acquisition Corp II	#^	(2)(3)(11) (13)	Transportation: Cargo	SOFR	6.00%	11.20%	4/19/2022	11/30/2026	9,815	9,710	8,230	3.35
Apex Companies Holdings, LLC	#^	(2)(3)	Environmental Industries	SOFR	5.50%	10.64%	1/31/2023	1/31/2028	12,307	12,061	12,249	4.99
Applied Technical Services, LLC	#	(2)(3)(11)	Business Services	SOFR	6.00%	10.75%	9/18/2023	12/29/2026	374	369	370	0.15
Applied Technical Services, LLC	#	(2)(3)(11) (13)	Business Services	SOFR	5.75%	10.50%	1/16/2024	12/29/2026	522	507	505	0.21
Ardonagh Midco 3 PLC (United Kingdom)	^	(2)(3)(7)	Diversified Financial Services	SOFR	4.75%	9.90%	3/1/2024	2/15/2031	2,822	2,782	2,788	1.14
Artifact Bidco, Inc.	#	(2)(3)(13)	Software	SOFR	4.50%	9.10%	7/26/2024	7/26/2031	704	695	693	0.28
Ascend Buyer, LLC	#^	(2)(3)(11) (13)	Containers, Packaging & Glass	SOFR	5.75%	10.50%	9/30/2021	9/30/2028	14,637	14,312	14,561	5.93
Associations, Inc.	#	(2)(3)(11) (13)	Construction & Building	SOFR	6.50%	12.00%	5/3/2024	7/2/2028	6,552	6,545	6,606	2.69
Athlete Buyer, LLC	#^	(2)(3)(11) (13)	Construction & Building	SOFR	6.50%	11.29%	3/29/2024	4/26/2029	4,630	4,465	4,492	1.83
Atlas US Finco, Inc.	#	(2)(3)(7) (13)	High Tech Industries	SOFR	5.75%	11.03%	12/15/2022	12/12/2029	723	704	719	0.29
Atlas US Finco, Inc.	#	(2)(3)(7)	High Tech Industries	SOFR	5.75%	11.03%	12/18/2023	12/10/2029	335	328	333	0.14
Auditboard, Inc.	^	(2)(3)(13)	Software	SOFR	4.75%	9.35%	7/12/2024	7/12/2031	3,000	2,951	2,948	1.20
Avalara, Inc.	#^	(2)(3)(13)	Diversified Financial Services	SOFR	6.25%	10.85%	10/19/2022	10/19/2028	13,500	13,224	13,611	5.55
Azurite Intermediate Holdings, Inc.	^	(2)(3)(13)	Software	SOFR	6.50%	11.35%	3/19/2024	3/19/2031	3,220	3,153	3,211	1.31
Big Bus Tours Group Limited (United Kingdom)	^	(2)(7)(13)	Leisure Products & Services	SOFR	8.25%	13.10%	6/4/2024	6/4/2031	—	(13)	(13)	(0.01)
Big Bus Tours Group Limited (United Kingdom)	^	(2)(7)	Leisure Products & Services	EURIBOR	8.25%	12.00%	6/4/2024	6/4/2031	€1,652	1,745	1,788	0.73
Big Bus Tours Group Limited (United Kingdom)	^	(2)(7)	Leisure Products & Services	SOFR	8.25%	13.56%	6/4/2024	6/4/2031	2,671	2,593	2,597	1.06
Bingo Group Buyer, Inc.	^	(2)(3)(13)	Business Services	SOFR	5.00%	10.32%	7/10/2024	7/10/2031	2,073	2,037	2,056	0.84

CARLYLE SECURED LENDING III
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2024
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **		Amortized Cost (4)	Fair Value (5)	% of Net Assets
Birsa S.p.A. (Italy)	#	(2)(7)(13)	Healthcare & Pharmaceuticals	EURIBOR	6.00%	9.68%	7/2/2024	6/30/2031		€793	$795	$829	0.34%
BlueCat Networks, Inc. (Canada)	#^	(2)(3)(7)	High Tech Industries	SOFR	5.75%	10.66%	8/8/2022	8/8/2028		9,789	9,656	9,787	3.99
Bradyifs Holdings, LLC	^	(2)(3)(13)	Wholesale	SOFR	6.00%	11.22%	10/31/2023	10/31/2029		4,839	4,751	4,837	1.97
CD&R Madison Parent Ltd (United Kingdom)	#^	(2)(7)(13)	Business Services	SONIA	6.45%, 2.00% PIK	13.40%	2/27/2023	2/27/2030		£2,771	3,262	3,783	1.54
CD&R Madison Parent Ltd (United Kingdom)	^	(2)(7)	Business Services	EURIBOR	5.95%, 2.00% PIK	11.46%	2/27/2023	2/27/2030		€1,237	1,278	1,404	0.57
Celerion Buyer, Inc.	^	(2)(3)(13)	Healthcare & Pharmaceuticals	SOFR	5.50%	10.73%	11/3/2022	11/3/2029		3,097	3,021	3,097	1.26
CoreWeave Compute Acquisition Co. II, LLC	#	(2)(3)	High Tech Industries	SOFR	9.62%	14.65%	7/30/2023	7/30/2028		1,155	1,139	1,167	0.48
CoreWeave Compute Acquisition Co. IV, LLC	#	(2)(13)	High Tech Industries	SOFR	6.00%	11.05%	5/22/2024	5/22/2029		1,702	1,562	1,552	0.63
Coupa Holdings, LLC	#	(2)(3)(13)	Software	SOFR	5.50%	10.75%	2/27/2023	2/28/2030		2,154	2,103	2,165	0.88
CST Holding Company	^	(2)(3)(11) (13)	Consumer Goods: Non-Durable	SOFR	5.00%	9.85%	11/1/2022	11/1/2028		4,897	4,777	4,893	1.99
DCA Investment Holding LLC	#	(2)(3)	Healthcare & Pharmaceuticals	SOFR	6.41%	11.01%	2/25/2022	4/3/2028		2	2	2	0.00
Denali Midco 2, LLC	#^	(2)(3)(11)	Consumer Services	SOFR	6.50%	11.70%	9/15/2022	12/22/2027		9,867	9,671	9,867	4.02
Diligent Corporation	#	(2)(3)(13)	Telecommunications	SOFR	5.00%	10.09%	4/30/2024	8/4/2030		7,214	7,146	7,246	2.95
Dwyer Instruments, Inc.	#^	(2)(3)(11) (13)	Capital Equipment	SOFR	5.75%	10.44%	7/21/2021	7/21/2027		13,704	13,538	13,704	5.58
Eliassen Group, LLC	#^	(2)(3)	Business Services	SOFR	5.75%	10.39%	4/14/2022	4/14/2028		8,662	8,577	8,549	3.48
Ellkay, LLC	#	(2)(3)(11) (13)	Healthcare & Pharmaceuticals	SOFR	5.50%, 2.00% PIK	12.55%	9/14/2021	9/14/2027		3	3	3	0.00
Essential Services Holding Corporation	^	(2)(3)(13)	Consumer Services	SOFR	5.00%	10.29%	6/17/2024	6/17/2031		758	749	749	0.31
Excel Fitness Holdings, Inc.	#^	(2)(3)(13)	Leisure Products & Services	SOFR	5.50%	10.10%	8/3/2023	4/29/2029		2,441	2,364	2,427	0.99
Excel Fitness Holdings, Inc.	^	(2)(3)(11) (13)	Leisure Products & Services	SOFR	5.25%	9.85%	4/29/2022	4/29/2029		4,094	4,027	4,035	1.64
Excelitas Technologies Corp.	^	(2)(3)(13)	Capital Equipment	SOFR	5.25%	9.85%	8/12/2022	8/12/2029		7,228	7,145	7,275	2.96
Excelitas Technologies Corp.	^	(2)	Capital Equipment	EURIBOR	5.25%	8.60%	8/12/2022	8/12/2029		€1,621	1,686	1,812	0.74
FPG Intermediate Holdco, LLC	#	(2)(3)(11)	Consumer Services	SOFR	2.75%, 4.00% PIK	11.25%	8/5/2022	3/5/2027		37	37	28	0.01
Generator Buyer, Inc. (Canada)	^	(2)(3)(7) (13)	Energy: Electricity	CORRA	5.25%	9.22%	7/22/2024	7/22/2030	C$	4,021	2,855	2,894	1.18
GS AcquisitionCo, Inc.	^	(2)(3)(13)	Software	SOFR	5.25%	9.83%	3/26/2024	5/25/2028		4,388	4,374	4,403	1.79
Guidehouse LLP	#^	(2)(3)	Sovereign & Public Finance	SOFR	3.75%, 2.00% PIK	10.60%	9/30/2022	12/16/2030		6,002	6,000	6,062	2.47

CARLYLE SECURED LENDING III
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2024
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets
Hercules Borrower LLC	#	(2)(3)(11)	Environmental Industries	SOFR	5.50%	10.20%	9/10/2021	12/14/2026	$1	$1	$1	0.00%
Hoosier Intermediate, LLC	#	(2)(3)(11) (13)	Healthcare & Pharmaceuticals	SOFR	5.00%	10.12%	11/15/2021	11/15/2028	4	4	4	0.00
HS Spa Holdings Inc.	^	(2)(3)(13)	Consumer Services	SOFR	5.25%	10.30%	6/2/2022	6/2/2029	883	869	889	0.36
HS Spa Holdings Inc.	#	(2)(3)(13)	Consumer Services	SOFR	5.25%	10.10%	3/12/2024	6/2/2029	—	(1)	—	—
Icefall Parent, Inc.	^	(2)(3)(13)	Software	SOFR	6.50%	11.35%	1/26/2024	1/26/2030	2,604	2,552	2,569	1.05
IQN Holding Corp.	^	(2)(3)(13)	Business Services	SOFR	5.25%	10.31%	5/2/2022	5/2/2029	3,131	3,107	3,131	1.28
iRobot Corporation	#	(2)(3)(7) (11)	Consumer Goods: Durable	SOFR	6.50%, 2.50% PIK	14.41%	7/25/2023	7/31/2026	4,376	4,376	4,223	1.72
Jeg's Automotive, LLC	#	(2)(3)(8) (11)	Auto Aftermarket & Services	SOFR	6.00%	10.59%	12/22/2021	12/22/2027	4	4	2	0.00
Kaseya, Inc.	#	(2)(3)(13)	High Tech Industries	SOFR	5.50%	10.74%	6/23/2022	6/23/2029	2,294	2,211	2,294	0.93
LVF Holdings, Inc.	#	(2)(3)(11) (13)	Beverage & Food	SOFR	5.75%	10.42%	6/10/2021	6/10/2027	20	20	20	0.01
Material Holdings, LLC	#	(2)(3)(11)	Business Services	SOFR	1.80%, 4.20% PIK	10.70%	8/19/2021	8/19/2027	4	4	4	0.00
Material Holdings, LLC	#	(2)(3)(8) (11)	Business Services	SOFR	6.00% (100% PIK)	10.59%	8/19/2021	8/19/2027	1	0	0	0.00
Maverick Acquisition, Inc.	#	(2)(3)(11)	Aerospace & Defense	SOFR	6.25%	10.85%	6/1/2021	6/1/2027	21	21	17	0.01
Medical Manufacturing Technologies, LLC	#^	(2)(3)(11) (13)	Healthcare & Pharmaceuticals	SOFR	5.75%	10.42%	12/23/2021	12/23/2027	1,899	1,866	1,867	0.76
NEFCO Holding Company LLC	#^	(2)(3)(13)	Construction & Building	SOFR	5.75%	11.13%	8/5/2022	8/5/2028	9,680	9,499	9,645	3.93
North Haven Fairway Buyer, LLC	#^	(2)(3)(13)	Consumer Services	SOFR	6.50%	11.33%	5/17/2022	5/17/2028	15,084	14,874	15,084	6.16
North Haven Stallone Buyer, LLC	#	(2)(3)	Consumer Services	SOFR	5.75%	10.83%	10/11/2022	5/24/2027	198	195	195	0.08
North Haven Stallone Buyer, LLC	#	(2)(3)(11) (13)	Consumer Services	SOFR	6.00%	11.22%	11/3/2023	5/24/2027	4,075	3,988	4,036	1.64
Oak Purchaser, Inc.	#^	(2)(3)(13)	Business Services	SOFR	5.50%	9.75%	4/28/2022	4/28/2028	6,725	6,678	6,601	2.69
Oak Purchaser, Inc.	^	(2)(3)(13)	Business Services	SOFR	5.50%	9.75%	2/1/2024	4/28/2028	758	721	717	0.29
Oranje Holdco, Inc.	#^	(2)(3)(13)	Business Services	SOFR	7.50%	12.75%	2/1/2023	2/1/2029	8,052	7,874	8,026	3.27
Oranje Holdco, Inc.	^	(2)(3)	Business Services	SOFR	7.25%	12.50%	6/26/2024	2/1/2029	3,374	3,309	3,306	1.35
Park County Holdings, LLC	^	(2)(3)(10)	Media: Advertising, Printing & Publishing	SOFR	7.28%	12.12%	11/29/2023	11/29/2029	11,503	11,292	11,388	4.64
PDI TA Holdings, Inc	^	(2)(3)(13)	Software	SOFR	5.25%	10.35%	2/1/2024	2/1/2031	5,479	5,412	5,420	2.21
Pestco Intermediate, LLC	^	(2)(3)(11) (13)	Environmental Industries	SOFR	6.00%	11.41%	2/6/2023	2/17/2028	6,722	6,550	6,875	2.80
PF Atlantic Holdco 2, LLC	#	(2)(3)(11) (13)	Leisure Products & Services	SOFR	5.50%	10.61%	11/12/2021	11/12/2027	5	4	5	0.00
PF Atlantic Holdco 2, LLC	^	(2)(3)(11) (13)	Leisure Products & Services	SOFR	6.00%	11.13%	11/21/2023	11/12/2027	317	260	352	0.14

CARLYLE SECURED LENDING III
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2024
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **		Amortized Cost (4)	Fair Value (5)	% of Net Assets
PPV Intermediate Holdings, LLC	#	(2)(3)(13)	Healthcare & Pharmaceuticals	SOFR	5.25%	9.84%	8/7/2024	8/31/2029		$—	$(42)	$(43)	(0.02)%
Project Castle, Inc.	^	(2)(3)	Capital Equipment	SOFR	5.50%	10.83%	6/24/2022	6/1/2029		980	902	892	0.36
PXO Holdings I Corp.	#	(2)(3)(11) (13)	Chemicals, Plastics & Rubber	SOFR	5.50%	10.35%	3/8/2022	3/8/2028		5	5	5	0.00
QBS Parent, Inc.	#	(2)	Energy: Oil & Gas	SOFR	4.25%	8.84%	8/22/2024	9/30/2025		249	249	243	0.10
QNNECT, LLC	^	(2)(3)(13)	Aerospace & Defense	SOFR	6.75%	11.83%	11/2/2022	11/2/2029		5,262	5,106	5,328	2.17
Quantic Electronics, LLC	#	(2)(3)(11)	Aerospace & Defense	SOFR	6.25%	10.95%	8/17/2021	3/1/2027		7	7	7	0.00
Radwell Parent, LLC	#^	(2)(3)(13)	Wholesale	SOFR	5.50%	10.10%	12/1/2022	4/1/2029		13,919	13,577	13,926	5.68
SCP Eye Care HoldCo, LLC	#^	(2)(3)(13)	Healthcare & Pharmaceuticals	SOFR	5.50%	10.49%	10/7/2022	10/7/2029		9,050	8,779	9,034	3.68
Smarsh Inc.	#	(2)(3)(13)	Software	SOFR	5.75%	10.35%	2/18/2022	2/18/2029		1	1	1	0.00
Spotless Brands, LLC	#^	(2)(3)(13)	Consumer Services	SOFR	5.75%	10.80%	6/21/2022	7/25/2028		14,129	13,928	14,104	5.76
Summit Acquisition, Inc.	^	(2)(3)(13)	Diversified Financial Services	SOFR	6.50%	11.10%	5/4/2023	5/1/2030		4,422	4,271	4,541	1.85
The Chartis Group, LLC	^	(2)(3)(13)	Healthcare & Pharmaceuticals	SOFR	4.50%	9.44%	9/17/2024	9/17/2031		5,205	5,129	5,129	2.09
Trader Corporation (Canada)	#^	(2)(3)(7) (13)	Auto Aftermarket & Services	CORRA	5.50%	10.50%	12/22/2022	12/22/2028	C$	16,720	12,047	12,361	5.04
Tufin Software North America, Inc.	^	(2)(3)(11) (13)	Software	SOFR	6.95%	11.90%	8/17/2022	8/17/2028		7,554	7,446	7,492	3.05
United Flow Technologies Intermediate Holdco II, LLC	^	(2)(3)(13)	Environmental Industries	SOFR	5.25%	9.86%	6/21/2024	6/21/2031		3,034	2,961	2,979	1.21
USR Parent Inc.	^	(2)(3)(10)	Retail	SOFR	7.60%	12.80%	4/22/2022	4/25/2027		3,444	3,425	3,419	1.39
Vensure Employer Services, Inc.	^	(2)(3)(13)	Business Services	SOFR	5.00%	9.59%	9/27/2024	9/27/2031		7,707	7,609	7,559	3.08
Wineshipping.com LLC	#	(2)(3)(11) (13)	Beverage & Food	SOFR	5.75%	10.78%	10/29/2021	10/29/2027		4	4	3	0.00
Yellowstone Buyer Acquisition, LLC	#	(2)(3)(11)	Consumer Goods: Durable	SOFR	5.75%	11.13%	9/13/2021	9/13/2027		2	2	2	0.00
First Lien Debt Total											$378,653	$382,237	155.72%
Second Lien Debt (0.7% of fair value)
11852604 Canada Inc. (Canada)	#	(2)(3)(7) (11)	Healthcare & Pharmaceuticals	SOFR	9.50% (100% PIK)	14.25%	9/30/2021	9/30/2028		$5	$5	$5	0.00%
AP Plastics Acquisition Holdings, LLC	#	(2)(3)(11)	Chemicals, Plastics & Rubber	SOFR	7.25%	12.20%	8/10/2021	8/10/2029		10	10	10	0.01
Associations, Inc.	#	(9)	Construction & Building	FIXED	14.25% (100% PIK)	14.25%	5/3/2024	5/3/2030		2,650	2,638	2,638	1.07
Second Lien Debt Total											$2,653	$2,653	1.08%

CARLYLE SECURED LENDING III
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2024
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
Equity Investments (0.2% of fair value)
Blackbird Holdco, Inc.	#	(6)	Capital Equipment	12/14/2021	—	$2	$2	0.00%
Buckeye Parent, LLC	#	(6)(12)	Auto Aftermarket & Services	12/22/2021	—	—	—	—
FS NU Investors, LP	#	(6)	Consumer Services	8/9/2024	—	29	29	0.01
GB Vino Parent, L.P.	#	(6)(12)	Beverage & Food	10/29/2021	—	—	—	—
NearU Holdings LLC	#	(6)(12)	Consumer Services	8/16/2022	5	494	134	0.06
NEFCO Holding Company LLC	#	(6)	Construction & Building	8/5/2022	—	152	152	0.06
Pascal Ultimate Holdings, L.P	#	(6)(12)	Capital Equipment	7/21/2021	—	—	—	—
Profile Holdings I, LP	#	(6)(12)	Chemicals, Plastics & Rubber	3/8/2022	—	—	—	—
Summit K2 Midco, Inc.	#	(6)(12)	Diversified Financial Services	4/27/2023	91	91	139	0.06
Talon MidCo 1 Limited	#	(6)(12)	Software	8/17/2022	136	194	248	0.10
TW LRW Holdings, LLC	#	(6)(12)	Business Services	6/14/2024	0	—	—	—
Equity Investments Total						$962	$704	0.29%
Total investments—non-controlled/non-affiliated						$382,268	$385,594	157.09%
Total investments						$382,268	$385,594	157.09%

Derivative Instruments***	Counterparty	Notional Amount to be Purchase	Notional Amount to be Sold		Maturity Date	Unrealized Appreciation (Depreciation)
Forward Currency Contract	Macquarie Bank Limited	$80	C$	110	11/5/2024	$(1)
Forward Currency Contract	Macquarie Bank Limited	$77	C$	105	2/5/2025	(1)
Forward Currency Contract	Macquarie Bank Limited	$73	C$	99	4/2/2026	(1)
Forward Currency Contract	Macquarie Bank Limited	$73	C$	99	8/5/2025	(1)
Forward Currency Contract	Macquarie Bank Limited	$71	C$	97	11/5/2025	(1)
Forward Currency Contract	Macquarie Bank Limited	$70	C$	95	2/4/2026	(1)
Forward Currency Contract	Macquarie Bank Limited	$66	C$	90	5/5/2026	(1)
Forward Currency Contract	Macquarie Bank Limited	$68	C$	92	8/5/2026	(1)
Forward Currency Contract	Macquarie Bank Limited	$67	C$	91	11/4/2026	(1)
Forward Currency Contract	Macquarie Bank Limited	$66	C$	90	2/3/2027	(1)
Forward Currency Contract	Macquarie Bank Limited	$64	C$	86	5/5/2027	(1)
Forward Currency Contract	Macquarie Bank Limited	$2,866	C$	3,861	8/4/2027	(45)
Forward Currency Contract	Macquarie Bank Limited	$97	C$	131	11/15/2024	0
Forward Currency Contract	Macquarie Bank Limited	$98	C$	132	11/15/2024	0

CARLYLE SECURED LENDING III
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2024
(amounts in thousands) (unaudited)

Derivative Instruments***	Counterparty	Notional Amount to be Purchase	Notional Amount to be Sold		Maturity Date	Unrealized Appreciation (Depreciation)
Forward Currency Contract	Macquarie Bank Limited	$55		€51	11/15/2024	$(1)
Forward Currency Contract	Macquarie Bank Limited	$54		€49	2/13/2025	(1)
Forward Currency Contract	Macquarie Bank Limited	$53		€48	5/15/2025	(1)
Forward Currency Contract	Macquarie Bank Limited	$53		€48	8/15/2025	(1)
Forward Currency Contract	Macquarie Bank Limited	$52		€47	11/14/2025	(1)
Forward Currency Contract	Macquarie Bank Limited	$51		€46	2/17/2026	(1)
Forward Currency Contract	Macquarie Bank Limited	$51		€45	5/15/2026	(1)
Forward Currency Contract	Macquarie Bank Limited	$1,892		€1,698	6/10/2026	(43)
Forward Currency Contract	Barclays Bank PLC	$8,886	C$	11,960	1/7/2025	14
Forward Currency Contract	Barclays Bank PLC	$3,576	C$	4,813	1/7/2025	6
Forward Currency Contract	Barclays Bank PLC	$21		€19	10/15/2024	(1)
Forward Currency Contract	Barclays Bank PLC	$20		€19	1/14/2025	(1)
Forward Currency Contract	Barclays Bank PLC	$19		€17	7/14/2025	(1)
Forward Currency Contract	Barclays Bank PLC	$19		€18	4/14/2025	(1)
Forward Currency Contract	Barclays Bank PLC	$18		€17	10/15/2025	(1)
Forward Currency Contract	Barclays Bank PLC	$18		€17	1/14/2026	(1)
Forward Currency Contract	Barclays Bank PLC	$18		€16	4/14/2026	(1)
Forward Currency Contract	Barclays Bank PLC	$18		€16	7/14/2026	(1)
Forward Currency Contract	Barclays Bank PLC	$18		€16	10/14/2026	(1)
Forward Currency Contract	Barclays Bank PLC	$18		€16	1/14/2027	(1)
Forward Currency Contract	Barclays Bank PLC	$18		€16	4/14/2027	(1)
Forward Currency Contract	Barclays Bank PLC	$895		€801	7/14/2027	(31)
Forward Currency Contract	Barclays Bank PLC	$1,429		€1,281	12/16/2024	(3)
Forward Currency Contract	Barclays Bank PLC	$1,332		€1,171	10/30/2026	(11)
Forward Currency Contract	Barclays Bank PLC	$85		£67	10/15/2024	(5)
Forward Currency Contract	Barclays Bank PLC	$3,568		£2,708	12/16/2024	(60)

CARLYLE SECURED LENDING III
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2024
(amounts in thousands) (unaudited)

Derivative Instruments***	Counterparty	Notional Amount to be Purchase	Notional Amount to be Sold	Maturity Date	Unrealized Appreciation (Depreciation)
Forward Currency Contract	Barclays Bank PLC	$107	£82	12/6/2024	$(3)
Total Derivative Instruments					$(210)
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
** Par amount is denominated in USD (“$”) unless otherwise noted, as denominated in Canadian Dollar (“C$”), Euro (“€”) or British Pound (“£”).
*** Refer to Note 5, Derivative Instruments, to these unaudited consolidated financial statements for further information
(1)Unless otherwise indicated, issuers of debt and equity investments held by the Company are domiciled in the United States. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of September 30, 2024, the Company does not “control” any of these portfolio companies. Under the Investment Company Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of September 30, 2024, the Company is not an “affiliated person” of any of these portfolio companies. Certain portfolio company investments are subject to contractual restrictions on sales.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either the Secured Overnight Financing Rate (“SOFR”) or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of September 30, 2024. As of September 30, 2024, the reference rates for variable rate loans were the 30-day SOFR at 4.85%, the 90-day SOFR at 4.59%, the 180-day SOFR at 4.25%, the daily SONIA at 4.95%, the 90-day EURIBOR at 3.28% and the 30-day CORRA at 4.30%.
(3)Loan includes interest rate floor feature, which ranges from 0.50% to 3.00%.
(4)Amortized cost represents original cost, including origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion/amortization of discounts/premiums, as applicable, on debt investments using the effective interest method.
(5)Fair value is determined in good faith by or under the direction of CSL III Advisor, LLC ( the “Investment Adviser”), as the valuation designee pursuant to Rule 2a-5 under the Investment Company Act (see Note 2, Significant Accounting Policies, and Note 3, Fair Value Measurements, to these unaudited consolidated financial statements), pursuant to the Company’s valuation policy. The fair value of all first lien and second lien debt investments and equity investments was determined using significant unobservable inputs.
(6)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of September 30, 2024, the aggregate fair value of these securities is $704, or 0.29%, of the Company's net assets.
(7)The Company has determined the indicated investments are non-qualifying assets under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.
(8)Loan was on non-accrual status as of September 30, 2024.
(9)Represents a corporate mezzanine loan, which is subordinated to senior secured term loans of the portfolio company.
(10)In addition to the interest earned based on the stated interest rate of this loan, which is the amount reflected in this schedule, the Company is entitled to receive additional interest as a result of an agreement among lenders, which has been included in the spread of each applicable investment. Pursuant to the agreement among lenders in respect of this loan, this investment represents a first lien/last out loan, which has a secondary priority behind the first lien/first out loan with respect to principal, interest and other payments.
(11)Loans include a credit spread adjustment that typically ranges from 0.10% to 0.43%.
(12)Represents a non-income producing security as of September 30, 2024.
(13)As of September 30, 2024, the Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans:

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount **	Fair Value
First and Second Lien Debt—unfunded delayed draw and revolving term loans commitments
ACR Group Borrower, LLC	Delayed Draw	0.75%	$621	$—
ADPD Holdings, LLC	Delayed Draw	1.00	5,808	(478)

CARLYLE SECURED LENDING III
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2024
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount **	Fair Value
ADPD Holdings, LLC	Revolver	0.50%	$379	$(31)
Alpine Acquisition Corp II	Revolver	0.50	293	(46)
Applied Technical Services, LLC	Delayed Draw	1.00	387	(7)
Applied Technical Services, LLC	Revolver	0.50	31	(1)
Artifact Bidco, Inc.	Delayed Draw	0.50	172	(2)
Artifact Bidco, Inc.	Revolver	0.35	123	(1)
Ascend Buyer, LLC	Revolver	0.50	0	(0)
Associations, Inc.	Delayed Draw	—	508	4
Associations, Inc.	Revolver	0.50	407	3
Athlete Buyer, LLC	Delayed Draw	1.00	4,410	(68)
Atlas US Finco, Inc.	Revolver	0.50	67	(0)
Auditboard, Inc.	Delayed Draw	—	1,429	(15)
Auditboard, Inc.	Revolver	0.50	571	(6)
Avalara, Inc.	Revolver	0.50	1,350	10
Azurite Intermediate Holdings, Inc.	Delayed Draw	0.50	1,073	(2)
Azurite Intermediate Holdings, Inc.	Revolver	0.50	477	(1)
Big Bus Tours Group Limited (United Kingdom)	Delayed Draw	1.50	457	(13)
Bingo Group Buyer, Inc.	Delayed Draw	0.75	639	(4)
Bingo Group Buyer, Inc.	Revolver	0.50	238	(1)
Birsa S.p.A. (Italy)	Delayed Draw	1.25	€1,269	(30)
Bradyifs Holdings, LLC	Delayed Draw	1.00	142	(0)
CD&R Madison Parent Ltd (United Kingdom)	Delayed Draw	1.50	£281	4
Celerion Buyer, Inc.	Delayed Draw	1.00	499	—
Celerion Buyer, Inc.	Revolver	0.50	249	—
CoreWeave Compute Acquisition Co. IV, LLC	Delayed Draw	0.50	8,298	(124)
Coupa Holdings, LLC	Delayed Draw	1.50	193	1
Coupa Holdings, LLC	Revolver	0.50	148	1
CST Holding Company	Revolver	0.50	470	(0)
Diligent Corporation	Delayed Draw	0.50	1,158	4
Diligent Corporation	Revolver	0.50	772	3
Dwyer Instruments, Inc.	Revolver	0.50	847	—
Ellkay, LLC	Revolver	0.50	0	(0)
Essential Services Holding Corporation	Delayed Draw	1.00	149	(1)
Essential Services Holding Corporation	Revolver	0.50	93	(1)
Excel Fitness Holdings, Inc.	Delayed Draw	1.00	1,745	(6)
Excel Fitness Holdings, Inc.	Revolver	0.50	594	(7)

CARLYLE SECURED LENDING III
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2024
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount **		Fair Value
Excelitas Technologies Corp.	Delayed Draw	1.00%		$1,081	$6
Excelitas Technologies Corp.	Revolver	0.50		1,376	7
Generator Buyer, Inc. (Canada)	Delayed Draw	0.50	C$	979	(21)
Generator Buyer, Inc. (Canada)	Revolver	0.50	C$	556	(12)
GS AcquisitionCo, Inc.	Delayed Draw	0.50		149	0
GS AcquisitionCo, Inc.	Revolver	0.50		180	1
Hoosier Intermediate, LLC	Revolver	0.50		1	—
HS Spa Holdings Inc.	Delayed Draw	0.50		116	—
HS Spa Holdings Inc.	Revolver	0.50		86	1
Icefall Parent, Inc.	Revolver	0.50		248	(3)
IQN Holding Corp.	Revolver	0.50		375	—
Kaseya, Inc.	Delayed Draw	1.00		3,337	—
Kaseya, Inc.	Revolver	0.50		385	—
LVF Holdings, Inc.	Revolver	0.38		1	—
Medical Manufacturing Technologies, LLC	Revolver	0.50		32	(1)
NEFCO Holding Company LLC	Delayed Draw	1.00		1,543	(4)
NEFCO Holding Company LLC	Revolver	0.50		712	(2)
North Haven Fairway Buyer, LLC	Revolver	0.50		697	—
North Haven Stallone Buyer, LLC	Delayed Draw	1.00		1,006	(8)
Oak Purchaser, Inc.	Delayed Draw	0.50		1,408	(27)
Oak Purchaser, Inc.	Revolver	0.50		584	(10)
Oranje Holdco, Inc.	Revolver	0.50		1,006	(3)
PDI TA Holdings, Inc	Delayed Draw	0.50		1,268	(10)
PDI TA Holdings, Inc	Revolver	0.50		556	(5)
Pestco Intermediate, LLC	Delayed Draw	1.00		832	16
Pestco Intermediate, LLC	Revolver	0.50		357	7
PF Atlantic Holdco 2, LLC	Delayed Draw	1.00		3,193	32
PF Atlantic Holdco 2, LLC	Revolver	0.50		0	—
PPV Intermediate Holdings, LLC	Delayed Draw	1.00		4,348	(43)
PXO Holdings I Corp.	Revolver	0.50		0	(0)
QNNECT, LLC	Delayed Draw	1.00		1,325	13
Radwell Parent, LLC	Revolver	0.38		837	0
SCP Eye Care HoldCo, LLC	Delayed Draw	1.00		1,753	(2)
SCP Eye Care HoldCo, LLC	Revolver	0.50		1,129	(1)
Smarsh Inc.	Delayed Draw	1.00		0	—
Smarsh Inc.	Revolver	0.50		0	—

CARLYLE SECURED LENDING III
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2024
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount **		Fair Value
Spotless Brands, LLC	Revolver	0.50%		$183	(0)
Summit Acquisition, Inc.	Delayed Draw	1.00		1,031	21
Summit Acquisition, Inc.	Revolver	0.50		515	10
The Chartis Group, LLC	Delayed Draw	1.00		1,593	(16)
The Chartis Group, LLC	Revolver	0.50		797	(8)
Trader Corporation (Canada)	Revolver	0.50	C$	906	(0)
Tufin Software North America, Inc.	Delayed Draw	—		69	(1)
Tufin Software North America, Inc.	Revolver	0.50		357	(3)
United Flow Technologies Intermediate Holdco II, LLC	Delayed Draw	1.00		1,659	(18)
United Flow Technologies Intermediate Holdco II, LLC	Revolver	0.50		335	(4)
Vensure Employer Services, Inc.	Delayed Draw	0.50		2,188	(33)
Wineshipping.com LLC	Revolver	0.50		0	(0)
Total unfunded commitments				$76,772	$(936)
The type of investments as of September 30, 2024 consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value
First Lien Debt	$378,653	$382,237	99.1%
Second Lien Debt	2,653	2,653	0.7
Equity Investments	962	704	0.2
Total	$382,268	$385,594	100.0%
The rate type of debt investments as of September 30, 2024 was as follows:

Rate Type	Amortized Cost	Fair Value	% of Fair Value of First and Second Lien Debt
Floating Rate	$378,668	$382,252	99.3%
Fixed Rate	2,638	2,638	0.7
Total	$381,306	$384,890	100.0%

CARLYLE SECURED LENDING III
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2024
(amounts in thousands) (unaudited)

The industry composition of investments as of September 30, 2024 was as follows:

Industry	Amortized Cost	Fair Value	% of Fair Value
Aerospace & Defense	$5,987	$6,219	1.6%
Auto Aftermarket & Services	12,051	12,363	3.2
Beverage & Food	24	23	0.0
Business Services	45,332	46,011	11.8
Capital Equipment	23,273	23,685	6.1
Chemicals, Plastics & Rubber	15	15	0.0
Construction & Building	23,299	23,533	6.1
Consumer Goods: Durable	4,378	4,225	1.1
Consumer Goods: Non-Durable	7,001	7,179	1.9
Consumer Services	52,695	52,056	13.4
Containers, Packaging & Glass	14,312	14,561	3.8
Diversified Financial Services	32,280	33,091	8.6
Energy: Electricity	2,855	2,894	0.8
Energy: Oil & Gas	249	243	0.1
Environmental Industries	21,573	22,104	5.7
Healthcare & Pharmaceuticals	25,582	26,091	6.8
High Tech Industries	15,600	15,852	4.1
Leisure Products & Services	10,980	11,191	2.9
Media: Advertising, Printing & Publishing	11,292	11,388	3.0
Retail	3,425	3,419	0.9
Software	28,881	29,150	7.6
Sovereign & Public Finance	6,000	6,062	1.6
Telecommunications	7,146	7,246	1.9
Transportation: Cargo	9,710	8,230	2.1
Wholesale	18,328	18,763	4.9
Total	$382,268	$385,594	100.0%

CARLYLE SECURED LENDING III
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2024
(amounts in thousands) (unaudited)

The geographical composition of investments as of September 30, 2024 was as follows:

Geography	Amortized Cost	Fair Value	% of Fair Value
Australia	$2,928	$3,005	0.8%
Canada	24,563	25,047	6.5
Italy	795	829	0.2
United Kingdom	11,647	12,347	3.2
United States	342,335	344,366	89.3
Total	$382,268	$385,594	100.0%

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

CARLYLE SECURED LENDING III
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2023
(amounts in thousands)
(5)Fair value is determined in good faith by or under the direction of the Investment Adviser, as the valuation designee pursuant to Rule 2a-5 under the Investment Company Act (see Note 2, Significant Accounting Policies, and Note 3, Fair Value Measurements, to these unaudited consolidated financial statements), pursuant to the Company’s valuation policy. The fair value of all first lien and second lien debt investments and equity investments was determined using significant unobservable inputs.
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
As of September 30, 2024
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
The Company commenced operations on May 28, 2021 (“Commencement”). On February 24, 2022, the Company completed its initial closing of capital commitments from unaffiliated investors in the Company’s private offering (the “Initial Closing Date”). Up to and including August 24, 2023, the Company held additional closings subsequent to the Initial Closing Date.
The Company has adopted a policy to invest, under normal circumstances, at least 80% of its total assets (net assets plus borrowings for investment purposes) in credit investments (such as loans, notes, bonds, and other credit instruments). This policy may be changed with 60 days’ prior notice to our shareholders. None of the Company’s policies are fundamental, and thus may be changed without shareholder approval.
The Company is an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012.
The Company is externally managed by CSL III Advisor, LLC (together with its successors, the “Investment Adviser”), an investment adviser registered under the Investment Advisers Act of 1940, as amended. Carlyle Global Credit Administration L.L.C. (the “Administrator”) provides the administrative services necessary for the Company to operate. Both the Investment Adviser and the Administrator are consolidated subsidiaries of Carlyle Investment Management L.L.C. (“CIM”), a wholly owned subsidiary of The Carlyle Group Inc. “Carlyle” refers to The Carlyle Group Inc. and its affiliates and its consolidated subsidiaries (other than portfolio companies of its affiliated funds), a global investment firm publicly traded on the Nasdaq Global Select Market (“Nasdaq”) under the symbol “CG”. Refer to the sec.gov website for further information on Carlyle.
On August 2, 2024, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Carlyle Secured Lending, Inc., a Maryland corporation (“CGBD”), Blue Fox Merger Sub, Inc., a Maryland corporation and wholly-owned subsidiary of CGBD (“Merger Sub”), and, solely for the limited purposes set forth therein, the Investment Adviser and Carlyle Global Credit Investment Management L.L.C., a Delaware limited liability company and investment adviser to CGBD (“CGCIM,” together with the Investment Adviser, the “Advisors”), pursuant to which, on the terms and subject to the conditions set forth in the Merger Agreement, (i) Merger Sub will merge with and into the Company, with the Company continuing as the surviving company and as a wholly-owned subsidiary of CGBD (the “Merger”) and (ii) immediately thereafter, the Company will merge with and into CGBD, with CGBD continuing as the surviving company (together with the Merger, the “Mergers”). Consummation of the Mergers, which is expected to occur in the first fiscal quarter of 2025, is subject to certain closing conditions, including requisite approval of CGBD’s stockholders and certain other customary closing conditions. See Note 12, Merger with CGBD, to these unaudited consolidated financial statements for further information regarding the Merger Agreement and the Mergers.
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
The interim consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. Accordingly, certain disclosures accompanying the annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments considered necessary for the fair presentation of consolidated financial statements for the interim periods presented have been included. These adjustments are of a normal, recurring nature. This Form 10-Q should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2023. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the operating results to be expected for the full year.
Certain prior period disclosures within the Consolidated Schedule of Investments have been amended to conform to the current period presentation.
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
Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash consist of demand deposits and highly liquid investments (e.g., money market funds, U.S. treasury notes) with original maturities of three months or less. Cash equivalents are carried at amortized cost, which approximates fair value. The Company’s cash, cash equivalents and restricted cash are held with two large financial institutions and cash held in such financial institutions may, at times, exceed the Federal Deposit Insurance Corporation insured limit. As of September 30, 2024 and December 31, 2023, the Company held restricted cash balances of $2,866 and $5,120, respectively, which represent amounts that are collected and held by trustees appointed by the Company for payment of interest expense and principal on the outstanding borrowings, or reinvestment into new assets. The amounts are held by the trustees as custodians of the assets securing certain of the Company’s financing transactions. As of September 30, 2024 and December 31, 2023, approximately $125 and $254, respectively, of the restricted cash balances were denominated in a foreign currency. As of September 30, 2024 and December 31, 2023, the cost of foreign currencies was $656 and $257, respectively. As of September 30, 2024 and December 31, 2023, the fair value of foreign currencies was $656 and $260, respectively.
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

The Company may have loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK income represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. As of September 30, 2024 and December 31, 2023, the fair value of the loans in the portfolio with PIK provisions was $18,150 and $31,407, respectively, which represents approximately 4.7% and 9.9%, respectively, of total investments at fair value. For the three and nine months ended September 30, 2024, the Company earned $215 and $578, in PIK income, respectively. For the three and nine months ended September 30, 2023, the Company earned $119 and $329, in PIK income, respectively.
Other Income
Other income may include income such as consent, waiver, amendment, unused, underwriting and prepayment fees associated with the Company’s investment activities, as well as any fees for managerial assistance services rendered by the Company to the portfolio companies. Such fees are recognized as income when earned or the services are rendered. The Company may receive fees for guaranteeing the outstanding debt of a portfolio company. Such fees are amortized into other income over the life of the guarantee. The unamortized amount, if any, is included in prepaid expenses and other assets in the accompanying Consolidated Statements of Assets and Liabilities. For the three and nine months ended September 30, 2024, the Company earned $499 and $1,668, respectively, in other income, primarily from prepayment fees, amendment fees and commitment fees. For the three and nine months ended September 30, 2023, the Company earned $288 and $1,083, respectively, in other income, primarily from commitment fees.
Non-Accrual Income
Loans are generally placed on non-accrual status when principal or interest payments are past due or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest are current or there is no longer any reasonable doubt that such principal or interest will be collected in full and, in management’s judgment, are likely to remain current. Management may determine not to place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of September 30, 2024, the fair value of the loans in the portfolio on non-accrual status was $2. The remaining first and second lien debt investments were performing and current on their interest payments as of September 30, 2024 and for the periods then ended. As of December 31, 2023, there were no first and second lien debt investments on non-accrual status.
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
The Company’s offering costs will be amortized over the twelve months beginning on the closing date for all closings occurring after the Initial Closing Date. As of both September 30, 2024 and December 31, 2023, the Investment Advisor has incurred $2,196 of Organizational and Offering Costs, of which $467 is reimbursable by the Company subject to the Reimbursement Agreement (as defined below) and included in accrued organizational expenses and deferred offering costs payable in the accompanying Consolidated Statements of Assets and Liabilities. For the three and nine months ended September 30, 2024, offering cost expense amounted to $1 and $9, respectively. For the three and nine months ended September 30, 2024, there were no organizational expense incurred. For the three months ended September 30, 2023, organizational expense and offering cost expense amounted to $5 and $20, respectively. For the nine months ended September 30, 2023, organizational expense and offering cost expense amounted to $17 and $86, respectively.

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
Deferred financing costs include capitalized expenses related to the closing or amendments of the Credit Facilities. Amortization of deferred financing costs for the Credit Facilities is computed on the straight-line basis over the respective term of each credit facility. The unamortized balance of such costs is included in prepaid expenses and other assets in the accompanying Consolidated Statements of Assets and Liabilities. The amortization of such costs is included in interest expense and credit facility fees in the accompanying Consolidated Statements of Operations.
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
In addition, based on the excise distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner an amount at least equal to the sum of (1) 98% of its ordinary income for each calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in the preceding year. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed. For the three months ended September 30, 2024, the Company did not incur excise tax. For the nine months ended September 30, 2024, the Company incurred $99 in excise tax expense. For the three and nine months ended September 30, 2023, the Company incurred $22 and $39, respectively, in excise tax expense.
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
Dividends and Distributions to Shareholders
To the extent that the Company has taxable income available, the Company intends to make quarterly distributions to its shareholders. Dividends and distributions to shareholders are recorded on the record date. The amount to be distributed, if any, is determined by the Board of Trustees each quarter, and is generally based upon the taxable earnings estimated by management and available cash. Net realized capital gains, if any, are generally distributed at least annually, although the Company may decide to retain such capital gains for investment. Any dividends to the Company’s shareholders will be declared out of assets legally available for distribution.
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
Recent Accounting Standards Updates
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280), which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments are effective for fiscal years beginning after December 15, 2023 and interim period within fiscal years beginning after December 15, 2024. The Company does not expect this guidance to have a material impact on its consolidated financial statements.
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
In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the unaudited consolidated financial statements as of September 30, 2024 and audited consolidated financial statements as of December 31, 2023.
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
Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur. For the three and nine months ended September 30, 2024 and 2023, there were no transfers between levels.

The following tables summarize the Company’s investments measured at fair value on a recurring basis by the above fair value hierarchy levels as of September 30, 2024 and December 31, 2023:

	September 30, 2024
	Level 1	Level 2	Level 3	Total
Assets
First Lien Debt	$—	$—	$382,237	$382,237
Second Lien Debt	—	—	2,653	2,653
Equity Investments	—	—	704	704
Total investments at fair value	$—	$—	$385,594	$385,594

Derivative liabilities	$—	$(210)	$—	$(210)
Total liabilities at fair value	$—	$(210)	$—	$(210)
Total		$(210)	$385,594	$385,384

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
First Lien Debt	$—	$—	$314,802	$314,802
Second Lien Debt	—	—	14	14
Equity Investments	—	—	1,526	1,526
Total	$—	$—	$316,342	$316,342
The changes in the Company’s investments at fair value for which the Company has used Level 3 inputs to determine fair value and net change in unrealized appreciation (depreciation) included in earnings for Level 3 investments still held are as follows:

	Financial Assets
	For the three months ended September 30, 2024
	First Lien Debt	Second Lien Debt	Equity Investments	Total
Balance, beginning of period	$365,347	$2,558	$636	$368,541
Purchases	36,841	95	29	36,965
Sales	—	—	—	—
Paydowns	(19,750)	—	—	(19,750)
Accretion of discount	758	0	—	758
Net realized gains (losses)	3	—	—	3
Net change in unrealized appreciation (depreciation)	(962)	—	39	(923)
Balance, end of period	$382,237	$2,653	$704	$385,594
Net change in unrealized appreciation (depreciation) relating to Level 3 investments still held at the reporting date and included within the Consolidated Statements of Operations	$(545)	$—	$39	$(506)

	Financial Assets
	For the nine months ended September 30, 2024
	First Lien Debt	Second Lien Debt	Equity Investments	Total
Balance, beginning of period	$314,802	$14	$1,526	$316,342
Purchases	114,662	2,639	29	117,330
Sales	(490)	—	(741)	(1,231)
Paydowns	(47,655)	—	—	(47,655)
Accretion of discount	2,040	0	17	2,057
Net realized gains (losses)	5	—	—	5
Net change in unrealized appreciation (depreciation)	(1,127)	—	(127)	(1,254)
Balance, end of period	$382,237	$2,653	$704	$385,594
Net change in unrealized appreciation (depreciation) relating to Level 3 investments still held at the reporting date and included within the Consolidated Statements of Operations	$(566)	$—	$(54)	$(620)

	Financial Assets
	For the three months ended September 30, 2023
	First Lien Debt	Second Lien Debt	Equity Investments	Total
Balance, beginning of period	$259,096	$16	$3,220	$262,332
Purchases	15,021	—	6	15,027
Sales	—	—	—	—
Paydowns	(3,168)	—	(384)	(3,552)
Accretion of discount	324	—	12	336
Net realized gains (losses)	—	—	—	—
Net change in unrealized appreciation (depreciation)	3,421	—	(157)	3,264
Balance, end of period	$274,694	$16	$2,697	$277,407
Net change in unrealized appreciation (depreciation) relating to Level 3 investments still held at the reporting date and included within the Consolidated Statements of Operations	$3,421	$—	$(157)	$3,264

	Financial Assets
	For the nine months ended September 30, 2023
	First Lien Debt	Second Lien Debt	Equity Investments	Total
Balance, beginning of period	$197,068	$15	$2,998	$200,081
Purchases	77,363	—	178	77,541
Sales	25	—	—	25
Paydowns	(6,351)	—	(384)	(6,735)
Accretion of discount	860	1	15	876
Net realized gains (losses)	10	—	—	10
Net change in unrealized appreciation (depreciation)	5,719	—	(110)	5,609
Balance, end of period	$274,694	$16	$2,697	$277,407
Net change in unrealized appreciation (depreciation) relating to Level 3 investments still held at the reporting date and included within the Consolidated Statements of Operations	$5,719	$—	$(110)	$5,609
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
The following tables summarize the quantitative information related to the significant unobservable inputs for Level 3 instruments which are carried at fair value as of September 30, 2024 and December 31, 2023:

	Fair Value as of	Valuation Techniques	Significant Unobservable Inputs	Range
	September 30, 2024			Low	High	Weighted Average
Investments in First Lien Debt	$347,324	Discounted Cash Flow	Discount Rate	8.16%	18.99%	10.16%
	34,879	Consensus Pricing	Indicative Quotes	91.06%	100.50%	99.50%
	34	Income Approach	Discount Rate	10.24%	13.82%	12.93%
		Market Approach	Comparable Multiple	7.50x	10.50x	10.03x
Total First Lien Debt	382,237
Investments in Second Lien Debt	2,653	Discounted Cash Flow	Discount Rate	10.03%	15.35%	15.33%
Total Second Lien Debt	2,653
Investments in Equity	2	Income Approach	Discount Rate	14.47%	14.47%	14.47%
	702	Market Approach	Comparable Multiple	6.25x	17.75x	12.07x
Total Equity Investments	704
Total Level 3 Investments	$385,594

	Fair Value as of	Valuation Techniques	Significant Unobservable Inputs	Range
	December 31, 2023			Low	High	Weighted Average
Investments in First Lien Debt	$287,321	Discounted Cash Flow	Discount Rate	8.79%	18.80%	10.76%
	27,481	Consensus Pricing	Indicative Quotes	88.25%	98.50%	97.64%
Total First Lien Debt	314,802
Investments in Second Lien Debt	14	Discounted Cash Flow	Discount Rate	12.22%	17.29%	13.77%
Total Second Lien Debt	14
Investments in Equity	799	Income Approach	Discount Rate	13.54%	14.47%	13.54%
	727	Market Approach	Comparable Multiple	6.25x	18.00x	12.62x
Total Equity Investments	1,526
Total Level 3 Investments	$316,342
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
For the three and nine months ended September 30, 2024, the Company incurred $1,540 and $4,370, respectively, in net investment income incentive fees. For the three and nine months ended September 30, 2023, the Company incurred $1,016 and $2,778, respectively, in net investment income incentive fees. As of September 30, 2024 and December 31, 2023, $1,539 and $1,167, respectively, was unpaid and included incentive fees payable in the accompanying Consolidated Statements of Assets and Liabilities.
Accrued capital gains incentive fees are based upon the cumulative net realized and unrealized appreciation (depreciation) from inception. Accordingly, the accrual for any capital gains incentive fee under U.S. GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. For the three and nine months ended September 30, 2024 and 2023, there were no accrued or realized capital gains incentive fees.
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
For the three months ended September 30, 2024 and 2023, $472 and $910 of other operating expenses were reimbursable by the Investment Adviser under the agreement relating to other operating expenses incurred during the respective periods. For the nine months ended September 30, 2024 and 2023, $1,816 and $2,564, respectively, of other operating expenses were reimbursable by the Investment Adviser under the agreement relating to other operating expenses incurred during the respective periods. As of September 30, 2024 and December 31, 2023, the Company has incurred other operating expenses of $8,198 and $6,382, respectively, that are subject to reimbursement by the Investment Adviser under the agreement, of which $1,356 and

$972, respectively, are included in Due from Investment Adviser on the Consolidated Statements of Assets and Liabilities. All amounts eligible for recovery by the Investment Adviser on September 30, 2024 will expire three years after the first Required Expense Payment. Amounts eligible for recovery as of September 30, 2024 and December 31, 2023 expire as follows:

	As of
Reimbursement Expiration Date	September 30, 2024	December 31, 2023
Less than one year	$—	$—
1-3 years	8,198	6,382
Total	$8,198	$6,382
Prior to the completion of the Mergers, the Reimbursement Agreement will be terminated.
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
For the three and nine months ended September 30, 2024, the Company incurred $124 and $648, respectively, in fees under the Administration Agreement. For the three and nine months ended September 30, 2023, the Company incurred $187 and $748, respectively, in fees under the Administration Agreement. These fees are included in administrative service fees in the accompanying Consolidated Statements of Operations. As of September 30, 2024 and December 31, 2023, $401 and $278, respectively, was unpaid and included in administrative service fees payable in the accompanying Consolidated Statements of Assets and Liabilities.
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
For the three and nine months ended September 30, 2024, fees incurred in connection with the State Street Sub-Administration Agreement and the DST Transfer Agency Agreement amounted to $168 and $592, respectively, which were included in other general and administrative expenses in the accompanying Consolidated Statements of Operations. For the three and nine months ended September 30, 2023, fees incurred in connection with the State Street Sub-Administration Agreement and the DST Transfer Agency Agreement amounted to $342 and $618, respectively, which were included in other general and administrative expenses in the accompanying Consolidated Statements of Operations As of September 30, 2024 and December 31, 2023, $281 and $199, respectively, was unpaid and included in other accrued expenses and liabilities in the accompanying Consolidated Statements of Assets and Liabilities.
Placement Fees
On June 21, 2021, the Company entered into a placement fee arrangement with TCG Capital Markets L.L.C. (“TCG”), a licensed broker-dealer and an affiliate of the Investment Adviser, which may require shareholders to pay a placement fee to TCG for TCG’s services.
For the three and nine months ended September 30, 2024 and 2023, TCG did not earn placement fees from the Company’s shareholder in connection with the issuance or sale of common shares of beneficial interest of the Company, par value $0.001 per Share.
Board of Trustees
The Company’s Board of Trustees currently consists of seven members, four of whom are Independent Trustees. The Board of Trustees has established an Audit Committee, a Pricing Committee of the Board of Trustees, and a special committee in connection with the Mergers, and may establish additional committees in the future. For the three and nine months ended September 30, 2024, the Company incurred $81 and $253, respectively, in fees and expenses associated with its Trustees’ services on the Company's Board of Trustees and its committees. For the three and nine months ended September 30, 2023, the Company incurred $61 and $191, respectively, in fees and expenses associated with its Trustees’ services on the Company's Board of Trustees and its committees. These fees are included in trustees’ fees and expenses in the accompanying Consolidated Statements of Operations. As of September 30, 2024 and December 31, 2023, no fees or expenses associated with the Trustees were payable.
Merger Agreement
On August 2, 2024, the Company entered into the Merger Agreement with CGBD, Merger Sub, and, solely for the limited purposes set forth therein, the Advisors. Under the Merger Agreement, and subject to its terms and conditions, (i) Merger Sub will merge with and into the Company, with the Company continuing as the surviving company and as a wholly-owned subsidiary of CGBD and (ii) immediately thereafter, the Company will merge with and into CGBD, with CGBD continuing as the surviving company. See Note 12, Merger with CGBD, to these unaudited consolidated financial statements for further information regarding the Merger Agreement and the Mergers.

5. DERIVATIVE INSTRUMENTS
The Company enters into derivatives from time to time to help mitigate its foreign currency and interest rate risk exposures. Below is a summary of the outstanding forward currency contracts as of September 30, 2024. There were no outstanding forward currency contracts as of December 31, 2023.

Counterparty	Notional Amount to be Purchased	Notional Amount to be Sold		Unrealized Appreciation (Depreciation)
Macquarie Bank Limited	$3,836	C$	5,177	$(59)
Macquarie Bank Limited	$2,261		€2,033	(53)
Barclays Bank PLC	$12,463	C$	16,774	20
Barclays Bank PLC	$3,862		€3,441	(51)
Barclays Bank PLC	$3,760		£2,857	(67)
				$(210)
In order to better define its contractual rights and to secure rights that will help the Company mitigate its counterparty risk, the Company has entered into an International Swaps and Derivatives Association, Inc. Master Agreement (“ISDA Master Agreement”) with each of its derivative counterparties, Macquarie Bank Limited (“Macquarie”) and Barclays Bank PLC (“Barclays” and, together with Macquarie, the “Counterparties” and each a “Counterparty”). Each ISDA Master Agreement is a bilateral agreement between the Company and each Counterparty that governs over the counter derivatives, including forward currency contracts, and contains, among other things, collateral posting terms and netting provisions in the event of a default and/or termination event. The provisions of each ISDA Master Agreements with each Counterparty permits a single net payment in the event of a default (close-out netting) or similar event, including the bankruptcy or insolvency of the counterparty.
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
The following table is intended to provide additional information about the effect of the forward currency contracts on the consolidated financial statements of the Company, including the fair value of derivatives by risk category and the Company’s gross and net amount of assets and liabilities available for offset under netting arrangements, as well as any related collateral received or pledged by the Company as of September 30, 2024. Refer to Note 3, Fair Value Measurements, to these unaudited consolidated financial statements for details related to the fair value measurement of derivatives instruments.

Counterparty	Risk Exposure	Unrealized Appreciation on Forward Currency Contracts	Unrealized Depreciation on Forward Currency Contracts	Net Amount	Collateral (Received) Pledged	Net Amount
Macquarie Bank Limited	Foreign Currency	$—	$(112)	$(112)	$—	$(112)
Barclays Bank PLC	Foreign Currency	$20	$(118)	$(98)	$—	$(98)
Total		$20	$(230)	$(210)	$—	$(210)
6. BORROWINGS
The Company and the SPV are party to the Credit Facilities as described below. In accordance with the Investment Company Act, the Company is currently only allowed to borrow amounts such that its asset coverage, as defined in the Investment Company Act, is at least 150% after such borrowing. As of September 30, 2024 and December 31, 2023, asset coverage was 262.6% and 233.6%, respectively, and the Company and the SPV were in compliance with all covenants and other requirements under the Credit Facilities as of September 30, 2024. Below is a summary of the borrowings and repayments under the Credit Facilities for the three and nine months ended September 30, 2024 and 2023, and the outstanding balances under the Credit Facilities for the respective periods.

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Outstanding borrowing, beginning of period	$161,075	$132,414	$152,512	$98,631
Borrowings	10,000	17,300	60,000	75,020
Repayments	(20,437)	(11,000)	(61,437)	(35,400)
Foreign currency translation	362	(475)	(75)	(12)
Outstanding borrowing, end of period	$151,000	$138,239	$151,000	$138,239
Subscription Facility
The Company entered into a senior secured revolving credit facility (as amended, the “Subscription Facility”) on April 22, 2022, which was most recently amended on March 1, 2024 and may be further amended from time to time. The Subscription Facility provides for secured borrowings of 15,000 ($30,000 prior to November 11, 2024 and $45,000 prior to April 22, 2024 per the March 1, 2024 amendment). The maximum principal amount is subject to availability under the Subscription Facility, which is based on certain of the Company’s investor equity capital commitments and a percentage determined in the lender’s reasonable discretion to account for foreign exchange volatility. The Subscription Facility has a maturity date of April 22, 2025 (April 22, 2024 prior to the March 1, 2024 amendment). The Company may borrow amounts in U.S. Dollars or certain other permitted currencies. Borrowings under the Subscription Facility bear interest at a spread to the applicable benchmark rate of 2.50% to 2.60% (2.30% to 2.55% prior to the March 1, 2024 amendment) and Canadian Overnight Repo Rate Average adjustment (“CORRA”) of 0.30%. The Company also pays a fee of 0.30% per year on undrawn amounts under the Subscription Facility.
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

Summary of Credit Facilities
The Credit Facilities consisted of the following as of September 30, 2024 and December 31, 2023:

	September 30, 2024
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Subscription Facility	$30,000	$—	$30,000	$16,083
SPV Credit Facility	250,000	151,000	99,000	19,028
Total	$280,000	$151,000	$129,000	$35,111

	December 31, 2023
	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
Subscription Facility	$45,000	$16,512	$28,488	$21,151
SPV Credit Facility	150,000	136,000	14,000	14,000
Total	$195,000	$152,512	$42,488	$35,151
(1)The unused portion is the amount upon which commitment fees are based.
(2)Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.
For the three and nine months ended September 30, 2024 and 2023, the components of interest expense and credit facility fees of the Credit Facilities were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Interest expense	$3,263	$2,761	$9,175	$7,314
Facility unused commitment fee	98	45	255	155
Amortization of deferred financing costs	133	249	589	658
Total interest expense and credit facility fees	$3,494	$3,055	$10,019	$8,127
Cash paid for interest expense and credit facility fees	$2,077	$2,493	$9,174	$6,369

Weighted average debt principal outstanding	$158,063	$136,821	$149,393	$127,437
Weighted average interest rate(1)	8.09%	7.90%	8.08%	7.56%
(1)Excludes facility unused commitment fee and amortization of deferred financing costs and debt issuance costs.
As of September 30, 2024 and December 31, 2023, the components of interest and credit facility fees payable were as follows:

	As of
	September 30, 2024	December 31, 2023
Interest expense payable	$363	$1,454
Unused commitment fees payable	35	40
Interest and credit facility fees payable	$398	$1,494
Weighted average interest rate	8.15%	8.15%

7. COMMITMENTS AND CONTINGENCIES
A summary of significant contractual payment obligations was as follows as of September 30, 2024 and December 31, 2023:

	As of
Payment Due by Period	September 30, 2024	December 31, 2023
Less than one year	$—	$16,512
1-3 years	—	—
3-5 years	—	—
More than 5 years	151,000	136,000
Total	$151,000	$152,512
In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnification or warranties. Future events could occur that lead to the execution of these provisions against the Company. The Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the unaudited consolidated financial statements as of September 30, 2024 and audited consolidated financial statements as of December 31, 2023 for any such exposure.
As of September 30, 2024 and December 31, 2023, the Company had $311,291 in total capital commitments from shareholders, of which $87,310 and $123,697, respectively, was unfunded. As of September 30, 2024 and December 31, 2023, current officers had $84 and $96, respectively, in unfunded capital commitments to the Company.
The Company has in the past, currently is and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments. The Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of the indicated dates:

	Par/Principal Amount as of
	September 30, 2024	December 31, 2023
Unfunded delayed draw commitments	$58,100	$61,231
Unfunded revolving loan commitments	18,672	14,443
Total unfunded commitments	$76,772	$75,674
8. NET ASSETS
In connection with its formation, the Company has the authority to issue an unlimited number of common shares of beneficial interest of the Company, par value $0.001 per share (“Shares”).
The following tables summarize capital activity during the three and nine months ended September 30, 2024:

	Common Shares of Beneficial Interest		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount
Balance, July 1, 2024	11,587,705	$12	$235,355	$6,803	$360	$4,037	$246,567
Common shares of beneficial interest issued	—	—	—	—	—	—	—
Dividend reinvestment	122,068	0	2,603	—	—	—	2,603
Net investment income (loss)	—	—	—	7,238	—	—	7,238
Net realized gain (loss)	—	—	—	—	(655)	—	(655)
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	(922)	(922)
Dividends declared	—	—	—	(9,368)	—	—	(9,368)
Balance, September 30, 2024	11,709,773	$12	$237,958	$4,673	$(295)	$3,115	$245,463

	Common Shares of Beneficial Interest		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount
Balance, January 1, 2024	9,666,829	$10	$194,681	$4,749	$345	$3,934	$203,719
Common Shares of Beneficial Interest issued	1,716,648	2	36,384	—	—	—	36,386
Dividend reinvestment	326,296	0	6,893	—	—	—	6,893
Net investment income (loss)	—	—	—	20,549	—	—	20,549
Net realized gain (loss)	—	—	—	—	(640)	—	(640)
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	(819)	(819)
Dividends declared	—	—	—	(20,625)	—	—	(20,625)
Balance, September 30, 2024	11,709,773	$12	$237,958	$4,673	$(295)	$3,115	$245,463

    The following tables summarize capital activity during the three and nine months ended September 30, 2023:

	Common Shares of Beneficial Interest		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount
Balance, July 1, 2023	6,974,983	$7	$138,894	$2,843	$9	$(284)	$141,469
Common shares of beneficial interest issued	1,120,349	1	23,291	—	—	—	23,292
Dividend reinvestment	81,429	—	1,627	—	—	—	1,627
Net investment income (loss)	—	—	—	4,790	—	—	4,790
Net realized gain (loss)	—	—	—	—	(2)	—	(2)
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	3,723	3,723
Dividends declared	—	—	—	(3,738)	—	—	(3,738)
Balance, September 30, 2023	8,176,761	$8	$163,812	$3,895	$7	$3,439	$171,161

	Common Shares of Beneficial Interest		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount
Balance, January 1, 2023	5,568,950	$6	$110,873	$955	$—	$(2,162)	$109,672
Common shares of beneficial interest issued	2,389,479	2	48,609	—	—	—	48,611
Dividend reinvestment	218,332	—	4,330	—	—	—	4,330
Net investment income (loss)	—	—	—	13,054	—	—	13,054
Net realized gain (loss)	—	—	—	—	7	—	7
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	5,601	5,601
Dividends declared	—	—	—	(10,114)	—	—	(10,114)
Balance, September 30, 2023	8,176,761	$8	$163,812	$3,895	$7	$3,439	$171,161

Share Issuances
The following table summarizes total Shares issued and proceeds related to capital activity during the two most recent fiscal years and the current fiscal year to date:

	Shares Issued	Proceeds
For the nine month periods ended September 30, 2023
March 29, 2023	1,269,130	$25,319
September 27, 2023	1,120,349	23,292
December 28, 2023	1,404,292	29,322
Total	3,793,771	$77,933
For the nine month periods ended September 30, 2024
March 27, 2024	1,021,511	$21,636
June 27, 2024	695,137	14,750
Total	1,716,648	$36,386

On September 20, 2024, the Company delivered a capital drawdown notice to its investors relating to the issuance of 1,056,169 shares for an aggregate offering price of approximately $22,317. The shares were issued on October 2, 2024.
The Company has adopted a dividend reinvestment plan, pursuant to which the Company will reinvest all cash dividends declared by the Board of Trustees on behalf of the Company’s shareholders who do not elect to receive their dividends in cash. The following table summarizes the Shares issued under the dividend reinvestment plan since Commencement:

	Shares Issued	Share Value
2022
July 15, 2022	17,171	$346
October 17, 2022	44,690	889
Total	61,861	$1,235
2023
January 20, 2023	68,233	$1,351
April 20, 2023	68,670	1,352
July 21, 2023	81,429	1,627
October 20, 2023	85,776	1,740
Total	304,108	$6,070
2024
January 19, 2024	95,386	$1,996
April 19, 2024	108,842	2,294
July 19, 2024	122,068	2,603
Total	326,296	$6,893

Earnings Per Share
The Company calculates earnings per Share in accordance with ASC 260. Basic earnings per Share was calculated by dividing the net increase (decrease) in net assets resulting from operations attributable to the Company by the weighted-average number of Shares outstanding for the period. Basic and diluted earnings per Share were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net increase (decrease) in net assets resulting from operations	$5,661	$8,511	$19,090	$18,662
Weighted-average Shares outstanding	11,685,890	7,087,421	10,798,902	6,576,260
Basic and diluted earnings per Share	$0.48	$1.20	$1.77	$2.84
The following table summarizes the Company’s dividends declared since Commencement:

Date Declared	Record Date	Payment Date	Per Share Amount
2022
June 15, 2022	June 15, 2022	July 15, 2022	$0.51
September 14, 2022	September 14, 2022	October 19, 2022	0.51
December 23, 2022	December 23, 2022	January 20, 2023	0.35
Total			$1.37
2023
March 15, 2023	March 15, 2023	April 20, 2023	$0.50
June 30, 2023	June 30, 2023	July 21, 2023	0.51
September 13, 2023	September 13, 2023	October 20, 2023	0.53
December 13, 2023	December 13, 2023	January 19, 2024	0.54
Total			$2.08
2024
March 13, 2024	March 13, 2024	April 19, 2024	$0.54
June 12, 2024	June 12, 2024	July 19, 2024	0.55
September 18, 2024	September 18, 2024	October 18, 2024	0.60
September 30, 2024	September 30, 2024	October 18, 2024	0.20
Total			$1.89

9. CONSOLIDATED FINANCIAL HIGHLIGHTS
The following is a schedule of consolidated financial highlights for the nine months ended September 30, 2024 and 2023:

	Nine months ended September 30,
	2024	2023
Per Share Data:
Net asset value per Share, beginning of period	$21.07	$19.69
Net investment income (loss) (1)	1.90	1.99
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments and non-investment assets and liabilities	(0.13)	0.85
Net increase (decrease) in net assets resulting from operations	1.77	2.84
Dividends declared (2)	(1.89)	(1.54)
Effect of offering price of subscriptions (3)	0.01	(0.06)
Net asset value per Share, end of period	$20.96	$20.93
Number of Shares outstanding, end of period	11,709,773	8,176,761
Total return based on net asset value (4)	7.36%	13.73%
Net assets, end of period	$245,463	$171,161
Ratio to average net assets(5):
Expenses before incentive fees and waivers and reimbursements of expenses	5.38%	7.74%
Expenses before incentive fees, after waivers and reimbursements of expenses	4.59%	5.91%
Expenses after incentive fees, before waivers and reimbursements of expenses	7.27%	9.73%
Expenses after incentive fees and waivers and reimbursements of expenses	6.48%	7.90%
Net investment income (loss)	8.88%	9.32%
Interest expense and credit facility fees	4.33%	5.80%
Ratios/Supplemental Data:
Asset coverage, end of period	262.56%	223.82%
Portfolio turnover	13.88%	2.69%
Total committed capital, end of period	$311,291	$311,291
Ratio of total contributed capital to total committed capital, end of period	71.95%	50.84%
Weighted-average Shares outstanding	10,798,902	6,576,260
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
10. LITIGATION
The Company may become party to certain lawsuits in the ordinary course of business. The Company does not believe that the outcome of current matters, if any, will materially impact the Company or its consolidated financial statements. As of September 30, 2024 and December 31, 2023, the Company was not subject to any material legal proceedings, nor, to the Company’s knowledge, is any material legal proceeding threatened against the Company.
In addition, portfolio investments of the Company could be the subject of litigation or regulatory investigations in the ordinary course of business. The Company does not believe that the outcome of any current contingent liabilities of its portfolio investments, if any, will materially affect the Company or these unaudited consolidated financial statements.

11. TAX
The Company has not recorded a liability for any uncertain tax positions pursuant to the provisions of ASC 740, Income Taxes, as of September 30, 2024 and December 31, 2023.
In the normal course of business, the Company is subject to examination by federal and certain state, local and foreign tax regulators. The Company’s federal tax returns are generally subject to examination by the Internal Revenue Service for a period of three years after they are filed.
The Company’s taxable income for each period is an estimate and will not be finally determined until the Company files its tax return for each year. Therefore, the final taxable income, and the taxable income earned in each period and carried forward for distribution in the following period, may be different than this estimate. The estimated tax character of the dividends declared on shares of beneficial interest for the nine months ended September 30, 2024 and 2023 was as follows:

	Nine months ended September 30,
	2024	2023
Ordinary income	$20,418	$10,114
Short-term capital gains	42	—
Long-term capital gains	165	—
Tax return of capital	—	—
12. MERGER WITH CGBD
On August 2, 2024, the Company entered into the Merger Agreement with CGBD, Merger Sub, and, solely for the limited purposes set forth therein, the Advisors, pursuant to which, on the terms and subject to the conditions set forth in the Merger Agreement, (i) Merger Sub will merge with and into the Company, with the Company continuing as the surviving company and as a wholly-owned subsidiary of CGBD and (ii) immediately thereafter, the Company will merge with and into CGBD, with CGBD continuing as the surviving company.
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

The “Exchange Ratio” will be calculated as follows:

CGBD P/NAV at Merger Close	Exchange Ratio Formula
CGBD P/NAV ≤ 100%	CSL III Per Share NAV / CGBD Per Share NAV
100% < CGBD P/NAV < 111%	(CSL III Per Share NAV) x (1 + 50% x (CGBD P/NAV-1)) / CGBD Common Stock Price
CGBD P/NAV ≥ 111%	(CSL III Per Share NAV x (1 + 5.5%)) / CGBD Common Stock Price
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
Immediately prior to the Effective Time, upon the terms and subject to the conditions contained in the Preferred Stock Exchange Documents (as defined in the Merger Agreement), all shares of convertible preferred stock, par value $0.01 per share, of CGBD (“CGBD Preferred Stock”) issued and outstanding will be exchanged for such number of CGBD Common Stock in a transaction exempt from registration under the Securities Act, as is equal to the quotient of (i) the aggregate liquidation preference of Preferred Stock and (ii) the Closing CGBD Net Asset Value per share (the “Preferred Stock Exchange”). Any accrued and unpaid dividends of CGBD Preferred Stock thereon to the date of exchange, whether or not declared, will be paid to the holders of record in cash immediately prior to the Preferred Stock Exchange. After the Preferred Stock Exchange and the issuance of the CGBD Common Stock pursuant thereto, each share of CGBD Preferred Stock will cease to be outstanding, will be cancelled, will cease to exist and will thereafter represent only the rights afforded to the common stockholders of CGBD following the closing of the Mergers.
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
13. SUBSEQUENT EVENTS
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
Overview
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Part I, Item 1 of this Form 10-Q, “Financial Statements.” This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to those described in “Risk Factors” set forth in Part I, Item 1A of our 2023 Form 10-K. Our actual results could differ materially from those anticipated by such forward-looking statements due to factors discussed under “Risk Factors” in our 2023 Form 10-K and “Cautionary Statement Regarding Forward-Looking Statements” appearing elsewhere in this Form 10-Q.
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
Third Quarter 2024 Highlights
Quarterly Results
•Net investment income was $7.2 million or $0.62 per Share.
•Dividends declared on Shares were $9.4 million, or $0.80 per Share, inclusive of the base quarterly dividend of $0.60 as well as a supplemental dividend of $0.20.
•Net investment income for the three months ended September 30, 2024 was aided by a $3.6 million increase in total investment income from the comparable period in the prior year, primarily driven by an increase in the size of our portfolio.
•The NAV per Share decreased to $20.96 as of September 30, 2024 as compared to $21.28 as of June 30, 2024, primarily due to the supplemental dividend declared exceeding our earnings during the quarter.
Portfolio and Investment Activity
•As of September 30, 2024, we held 108 investments across 81 portfolio companies and 25 industries for a total fair value of $385.6 million.
•During the three months ended September 30, 2024, we had investment fundings of $38.5 million and investment repayments of $19.9 million.
•As of September 30, 2024, non-accrual investments represented 0.0% and 0.0% of our portfolio based on cost and fair value, respectively.
Liquidity and Capital Activity
•During the three months ended September 30, 2024, we delivered a capital drawdown notice to our investors relating to the issuance of 1,056,169 shares for aggregate proceeds of approximately $22.3 million. The shares were issued on October 2, 2024 .
•We had net repayments of $10.4 million on our Credit Facilities.

•Total liquidity as of September 30, 2024 was $53.5 million in cash and undrawn debt capacity.
•On August 2, 2024, we entered into an Agreement and Plan of Merger with CGBD. See Note 12, Merger with CGBD, to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for further information regarding the Merger Agreement and the Mergers.
Key Components of Our Results of Operations
As a BDC, we believe that the key components of our results of operations for our business are earnings per Share, dividends declared, net investment income and net asset value per Share. For the three months ended September 30, 2024, we recorded basic and diluted earnings per Share of $0.48, declared dividends of $0.80 per Share and earned $0.62 of net investment income per Share.
The following table sets forth the calculation of basic and diluted earnings per Share (dollar amounts in thousands, except per share data):

	For the three months ended
	September 30, 2024	June 30, 2024
Net increase (decrease) in net assets resulting from operations	$5,661	$5,555
Weighted-average Shares outstanding	11,685,890	10,901,594
Earnings per Share - Basic and Diluted	$0.48	$0.51
For the three months ended September 30, 2024 and June 30, 2024, we declared dividends per Share of $0.80 and $0.55, respectively. As of September 30, 2024 and December 31, 2023, our NAV per share was $20.96 and $21.07, respectively.
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
Net Investment Income
The following table summarizes our net investment income and net investment income per common share:

	For the three months ended
	September 30, 2024	June 30, 2024
Total investment income	$12,516	$11,882
Total expenses (including excise tax expense)	5,750	5,889
Net investment income before waivers and reimbursements of expenses	6,766	5,993
Waivers and reimbursements of expenses	472	735
Net investment income (loss)	7,238	6,728
Weighted-average Shares outstanding	11,685,890	10,901,594
Net investment income per Share	$0.62	$0.62

Portfolio and Investment Activity
Portfolio Overview
The following tables summarize certain characteristics of our investment portfolio as of September 30, 2024:

	First Lien Debt	Second Lien Debt	Equity Investments	Total Investments
Count of investments	94	3	11	108
Investments, at amortized cost	$378,653	$2,653	$962	$382,268
Investments, at fair value	$382,237	$2,653	$704	$385,594
Percentage of total investments at fair value	99.1%	0.7%	0.2%	100.0%

Weighted Average Yields at
	Amortized Cost	Fair Value
First Lien Debt(1)	11.4%	11.3%
Second Lien Debt(1)	14.4%	14.4%
Total Debt and Income Producing Investments(1)(2)	11.4%	11.3%
(1)Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of September 30, 2024. Weighted average yield at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of original issue discount (“OID”) and market discount earned, divided by (b) total fair value included in such securities. Weighted average yield at amortized cost is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned, divided by (b) total amortized cost included in such securities. Weighted average yields exclude investments on non-accrual status. Actual yields earned over the life of each investment could differ materially from the yields presented above. Inclusive of all debt and income producing investments and investments on non-accrual status, the weighted average yield on amortized cost was 11.4% as of September 30, 2024.
(2)Weighted average yield for total investments includes income producing equity investments.
The geographical composition of investments at fair value as of September 30, 2024 were as follows:

As of
Geography—% of Fair Value	September 30, 2024
Australia	0.8%
Canada	6.5
Italy	0.2
United Kingdom	3.2
United States	89.3
Total	100.0%

The industry composition of investments at fair value as of September 30, 2024 were as follows:

As of
Industry—% of Fair Value	September 30, 2024
Aerospace & Defense	1.6%
Auto Aftermarket & Services	3.2
Beverage & Food	0.0
Business Services	11.8
Capital Equipment	6.1
Chemicals, Plastics & Rubber	0.0
Construction & Building	6.1
Consumer Goods: Durable	1.1
Consumer Goods: Non-Durable	1.9
Consumer Services	13.4
Containers, Packaging & Glass	3.8
Diversified Financial Services	8.6
Energy: Electricity	0.8
Energy: Oil & Gas	0.1
Environmental Industries	5.7
Healthcare & Pharmaceuticals	6.8
High Tech Industries	4.1
Leisure Products & Services	2.9
Media: Advertising, Printing & Publishing	3.0
Retail	0.9
Software	7.6
Sovereign & Public Finance	1.6
Telecommunications	1.9
Transportation: Cargo	2.1
Wholesale	4.9
Total	100.0%

Our investment activity for the three months ended September 30, 2024 is presented below (information presented herein is at amortized cost unless otherwise indicated):

For the three months ended
September 30, 2024
Investments:
Total investments, beginning of period	$364,292
New investments purchased	36,965
Net accretion of discount on investments	758
Net realized gain (loss) on investments	3
Investments sold or repaid	(19,750)
Total Investments, end of period	$382,268
Principal amount of investments funded:
First Lien Debt	$38,355
Second Lien Debt	95
Equity Investments(1)	29
Total	$38,479
Principal amount of investments sold or repaid:
First Lien Debt	$(19,887)
Second Lien Debt	—
Equity Investments(1)	—
Total	$(19,887)
Number of new investment commitments(2)(3)	12
Average new investment commitment amount	$3,376
(1)Based on cost/proceeds of equity activity.
(2)Represents commitments to a portfolio company as part of an individual transaction.
(3)For the three months ended September 30, 2024, 100.0% of new funded debt investments were at floating interest rates.
See the Consolidated Schedules of Investments as of September 30, 2024 to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on these investments, including a list of companies and type and amount of investments.
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
Our Investment Adviser monitors and, when appropriate, changes the risk ratings assigned to each debt investment in our portfolio. Our Investment Adviser reviews our investment ratings in connection with our quarterly valuation process. The below table summarizes the Internal Risk Ratings as of September 30, 2024 and December 31, 2023.

	September 30, 2024		December 31, 2023
	Fair Value	% of Fair Value	Fair Value	% of Fair Value
Internal Risk Rating 1	$—	—%	$—	—%
Internal Risk Rating 2	369,662	96.0	300,018	95.3
Internal Risk Rating 3	15,226	4.0	14,798	4.7
Internal Risk Rating 4	0	0.0	—	—
Internal Risk Rating 5	2	0.0	—	—
Total	$384,890	100.0%	$314,816	100.0%
As of September 30, 2024 and December 31, 2023, the weighted average Internal Risk Rating of our debt investment portfolio was 2.0. As of September 30, 2024, two of our debt investments were assigned an Internal Risk Rating of 4-5. There were no investments assigned an Internal Risk Rating of 4-5 as of December 31, 2023.
The following table summarizes the fair value of our performing and non-accrual/non-performing investments as of September 30, 2024 and December 31, 2023:

	September 30, 2024			December 31, 2023
	Number of Investments	Fair Value	% of Fair Value	Number of Investments	Fair Value	% of Fair Value
Performing	106	$385,592	100.0%	85	$316,342	100.0%
Non-accrual(1)	2	2	0.0	—	—	—
Total	108	$385,594	100.0%	85	$316,342	100.0%
(1)For information regarding our non-accrual policy, see Note 2, Significant Accounting Policies, to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.
Portfolio Financing
Our primary source of financing consists of secured debt, which are presented on the Consolidated Statements of Assets and Liabilities as Secured borrowings. Refer to Note 6, Borrowings, to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding our financing. The following table details those sources of financing:

	Outstanding Principal Balance, as of
	September 30, 2024	December 31, 2023
Subscription Facility	$—	$16,512
SPV Credit Facility	151,000	136,000
Total	$151,000	$152,512
Weighted average interest rate	8.15%	8.15%
Subscription Facility
On April 22, 2022, we entered into a senior secured revolving credit facility (the “Subscription Facility”), as amended from time to time. The Subscription Facility provides for secured borrowings of $30,000 as of September 30, 2024. The maximum principal amount is subject to availability under the Subscription Facility, which is based on certain of our investor equity capital commitments and a percentage determined in the lender’s reasonable discretion to account for foreign exchange volatility. The Subscription Facility has a maturity date of April 22, 2025. We may borrow amounts in U.S. Dollars or certain other permitted currencies. Borrowings under the Subscription Facility bear interest at a spread to the applicable benchmark rate of 2.50% to 2.60% and Canadian Overnight Repo Rate Average adjustment (“CORRA”) of 0.30%. The Company also pays a fee of 0.30% per year on undrawn amounts under the Subscription Facility. Subject to certain exceptions, the Subscription Facility is secured by a first lien security interest in the Company’s unfunded investor equity capital commitments. The Subscription Facility includes customary covenants, certain limitations on the incurrence of additional indebtedness and liens, and other maintenance covenants, as well as usual and customary events of default for senior secured revolving credit facilities of this nature.
The Subscription Facility consisted of the following as of September 30, 2024 and December 31, 2023:

	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)	Weighted Average Interest Rate
September 30, 2024	$30,000	$—	$30,000	$16,083	N/A
December 31, 2023	$45,000	$16,512	$28,488	$21,151	7.38%
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
The SPV Credit Facility consisted of the following as of September 30, 2024 and December 31, 2023:

	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)	Weighted Average Interest Rate
September 30, 2024	$250,000	$151,000	$99,000	$19,028	8.15%
December 31, 2023	$150,000	$136,000	$14,000	$14,000	8.24%
(1)The unused portion is the amount upon which commitment fees are based.
(2)Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.

Consolidated Results of Operations
For the three months ended September 30, 2024 and June 30, 2024
The following table sets forth information regarding our consolidated results of operations for the three month periods ending September 30, 2024 and June 30, 2024, respectively:

	For the three months ended		Change
	September 30, 2024	June 30, 2024	$
Investment income:
Interest income	$11,802	$11,312	$490
PIK income	215	199	16
Other income	499	371	128
Total investment income	12,516	11,882	634
Expenses:
Offering costs	1	3	(2)
Net investment income incentive fees	1,540	1,431	109
Professional fees	164	174	(10)
Administrative service fees	124	237	(113)
Interest expense and credit facility fees	3,494	3,595	(101)
Trustees’ fees and expenses	81	86	(5)
Other general and administrative	346	299	47
Excise tax expense	0	64	(64)
Total expenses	5,750	5,889	(139)
Less waivers and reimbursements of expenses	(472)	(735)	263
Expenses after waivers and reimbursements of expenses	5,278	5,154	124
Net investment income (loss)	7,238	6,728	510
Net realized gain (loss) and net change in unrealized appreciation (depreciation):
Net realized gain (loss) on investments	3	(1)	4
Net realized currency gain (loss) on non-investment assets and liabilities	(658)	17	(675)
Net change in unrealized appreciation (depreciation) on investments	(923)	(1,303)	380
Net change in unrealized currency gains (losses) on non-investment assets and liabilities	213	112	101
Net change in unrealized gains (losses) on forward currency contracts	(212)	2	(214)
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments and non-investment assets and liabilities	(1,577)	(1,173)	(404)
Net increase (decrease) in net assets resulting from operations	$5,661	$5,555	$106
Investment Income
The increase in investment income for the three months ended September 30, 2024 as compared to the three months ended June 30, 2024 was primarily driven by an increase in interest income due to a higher average outstanding investment balance. As of September 30, 2024, the size of our portfolio increased to $382,268 from $364,292 as of June 30, 2024, at amortized cost. As of September 30, 2024 and June 30, 2024, the weighted average yield of our total debt and income producing investments was 11.4% and 12.2%, respectively, based on amortized cost.
Interest income and PIK income on our first and second lien debt investments are dependent on the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of each of September 30, 2024 and June 30, 2024, there were two investments on non-accrual status at a fair value of $2, which represented approximately 0.0% of total investments at fair value.
The increase in other income for the three months ended September 30, 2024 from the three months ended June 30, 2024 was primarily driven by higher prepayment fees.

Expenses
The decrease in interest expense and credit facility fees as compared to the three months ended June 30, 2024 was primarily due to the lower credit facility fee during the three months ended September 30, 2024.
The increase in incentive fees was driven by higher pre-incentive fee net investment income for the three months ended September 30, 2024 compared to the three months ended June 30, 2024.
For the three months ended September 30, 2024, there were no accrued capital gains incentive fees based upon the cumulative net realized and unrealized appreciation (depreciation) as of September 30, 2024. The accrual for any capital gains incentive fee under accounting principles generally accepted in the United States (“U.S. GAAP”) in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. See Note 4, Related Party Transactions, to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on the incentive and base management fees.
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
Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation)
The amount of and number of investments with realized gain (loss) and change in unrealized appreciation (depreciation) for the three months ended September 30, 2024 and June 30, 2024 were as follows:

	For the three months ended
	September 30, 2024	June 30, 2024
Realized gains on investments	$3	$0
Number of investments with realized gains	1	1
Realized losses on investments	$0	$(1)
Number of investments with realized losses	1	2
Change in unrealized appreciation on investments	$1,935	$840
Number of investments with unrealized appreciation	40	32
Change in unrealized depreciation on investments	$(2,858)	$(2,143)
Number of investments with unrealized depreciation	42	46
Net change in unrealized appreciation (depreciation) is driven by changes in other inputs utilized under our valuation methodology, including, but not limited to, enterprise value multiples, borrower leverage multiples and borrower ratings, and the impact of exits.

For the three and nine months ended September 30, 2024 and September 30, 2023
The following table sets forth information regarding our consolidated results of operations for the three and nine month periods ended September 30, 2024 and 2023:

	Three months ended September 30,		Change	Nine months ended September 30,		Change
	2024	2023	$	2024	2023	$
Investment income:
Interest income	$11,802	$8,502	$3,300	$33,304	$22,703	$10,601
PIK income	215	119	96	578	329	249
Other income	499	288	211	1,668	1,083	585
Total investment income	12,516	8,909	3,607	35,550	24,115	11,435
Expenses:
Organizational expenses	—	5	(5)	—	17	(17)
Offering costs	1	20	(19)	9	86	(77)
Net investment income incentive fees	1,540	1,016	524	4,370	2,778	1,592
Professional fees	164	237	(73)	453	750	(297)
Administrative service fees	124	187	(63)	648	748	(100)
Interest expense and credit facility fees	3,494	3,055	439	10,019	8,127	1,892
Trustees’ fees and expense	81	61	20	253	191	62
Other general and administrative	346	426	(80)	966	889	77
Excise tax expense	0	22	(22)	99	39	60
Total expenses	5,750	5,029	721	16,817	13,625	3,192
Less waivers and reimbursements of expenses	(472)	(910)	438	(1,816)	(2,564)	748
Expenses after waivers and reimbursements of expenses	5,278	4,119	1,159	15,001	11,061	3,940
Net investment income (loss)	7,238	4,790	2,448	20,549	13,054	7,495
Net realized gain (loss) and net change in unrealized appreciation (depreciation):
Net realized gain (loss) on investments	3	—	3	5	10	(5)
Net realized currency gain (loss) on non-investment assets and liabilities	(658)	(2)	(656)	(645)	(3)	(642)
Net change in unrealized appreciation (depreciation) on investments	(923)	3,264	(4,187)	(1,254)	5,609	(6,863)
Net change in unrealized currency gains (losses) on non-investment assets and liabilities	213	459	(246)	645	(8)	653
Net change in unrealized currency gains (losses) on forward currency contracts	(212)	—	(212)	(210)	—	(210)
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments and non-investment assets and liabilities	(1,577)	3,721	(5,298)	(1,459)	5,608	(7,067)
Net increase (decrease) in net assets resulting from operations	$5,661	$8,511	$(2,850)	$19,090	$18,662	$428

Investment Income
The increase in investment income for the three and nine months ended September 30, 2024 as compared to the three and nine months ended September 30, 2023 was primarily driven by an increase in interest income due to a higher average outstanding investment balances. As of September 30, 2024, the size of our portfolio increased to $382,268 from $273,832 as of September 30, 2023, at amortized cost. As of September 30, 2024 and September 30, 2023, the weighted average yield of our total debt and income producing investments was 11.5% and 12.6%, respectively, based on amortized cost.
Interest income and PIK income on our first and second lien debt investments are dependent on the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of September 30, 2024, there were two investments on non-accrual status at a fair value of $2, which represented approximately 0.0% of total investments at fair value. As of September 30, 2023, there were no investments on non-accrual status.
The increase in other income for the three and nine months ended September 30, 2024 was primarily driven by higher amendment and prepayment fees.

Expenses
The increase in interest expense and credit facility fees for the three and nine months ended September 30, 2024 as compared to the three and nine months ended September 30, 2023 was primarily driven by higher weighted average interest rates due to higher benchmark rates and higher weighted outstanding principal balance on Credit Facilities.
The increase in incentive fees was driven by higher pre-incentive fee net investment income the for the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023.
For the three and nine months ended September 30, 2024, there were no accrued capital gains incentive fees based upon the cumulative net realized and unrealized appreciation (depreciation) as of September 30, 2024. The accrual for any capital gains incentive fee under U.S. GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. See Note 4, Related Party Transactions, to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on the incentive and base management fees.
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
Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation)
The amount of and number of investments with realized gain (loss) and changes in unrealized appreciation (depreciation) for the three and nine months ended September 30, 2024 and September 30, 2023 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Realized gains on investments	$3	$—	$6	$10
Number of investments with realized gains	1	—	4	3
Realized losses on investments	$0	$—	$(1)	$—
Number of investments with realized losses	1	—	3	—
Change in unrealized appreciation on investments	$1,935	$4,565	$2,691	$8,069
Number of investments with unrealized appreciation	40	46	47	50
Change in unrealized depreciation on investments	$(2,858)	$1,301	$(3,945)	$2,460
Number of investments with unrealized depreciation	42	7	42	9
Net change in unrealized appreciation (depreciation) is driven by changes in other inputs utilized under our valuation methodology, including, but not limited to, enterprise value multiples, borrower leverage multiples and borrower ratings, and the impact of exits.

Financial Condition, Liquidity and Capital Resources
Capitalization
We have capitalized our business to date primarily through the issuance and sale of our Shares and asset-level financing. We may also fund a portion of our investments through borrowings under the Credit Facilities, as well as through securitization of a portion of our existing investments. As of September 30, 2024, we had $151,000 of outstanding consolidated indebtedness under the Credit Facilities, as previously discussed within Portfolio and Investment Activity - Portfolio Financing. As of September 30, 2024, we had $53,508 of liquidity that can be used to satisfy our short-term cash requirements and working capital for our business. Refer to Note 6, Borrowings, to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding our financing. As of September 30, 2024 and December 31, 2023, net financial leverage was 0.58x and 0.57x, respectively.

Sources of Liquidity
Our primary sources of liquidity include cash and cash equivalents and available borrowings under our Credit Facilities.

	September 30, 2024	December 31, 2023
Cash, cash equivalents and restricted cash	$18,397	$37,131
Available borrowings under Credit Facilities	35,111	35,151
Total Liquidity	$53,508	$72,282
We generate cash from the net proceeds of offerings of our Shares and through cash flows from operations, including investment sales and repayments as well as income earned on investments and cash equivalents. We may also fund a portion of our investments through borrowings under the Credit Facilities, the issuance of debt, and through securitization of a portion of our existing investments. The primary use of existing funds and any funds raised in the future is expected to be for investments in portfolio companies, repayment of indebtedness, cash distributions to our shareholders, repurchases of our Shares and for other general corporate purposes. We believe our current cash position, available capacity on our Credit Facilities, which is well in excess of our unfunded commitments, and net cash provided by operating activities will provide us with sufficient resources to meet our obligations and continue to support our investment objectives, including reserving for the capital needs which may arise at our portfolio companies.
Liquidity Needs
Our primary liquidity needs include our funding of new and existing portfolio investments, payment of operating expenses and interest and principal payments under the Credit Facilities.
Contractual Obligations and Contingencies
In the ordinary course of our business, we enter into contracts or agreements that contain indemnifications or warranties. Future events could occur which may give rise to liabilities arising from these provisions against us. We believe that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q as of September 30, 2024 and our audited consolidated financial statements as of December 31, 2023 for any such exposure.
We have in the past, currently are and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments. We had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of September 30, 2024 and December 31, 2023:

	Par / Principal Amount as of
	September 30, 2024	December 31, 2023
Unfunded delayed draw commitments	$58,100	$61,231
Unfunded revolving commitments	18,672	14,443
Total unfunded commitments	$76,772	$75,674
Cash Flows
The following table details the net change in our cash and cash equivalents:

For the nine months ended
September 30, 2024
Cash flows provided by (used in) operating activities	$(47,249)
Cash flows provided by (used in) financing activities	28,515
Net increase (decrease) in cash, cash equivalents and restricted cash	$(18,734)
During the nine months ended September 30, 2024, we paid $113,521 related to cost of investments purchased and received $48,924 in repayments on our investments. During the nine months ended September 30, 2024, we had net repayments of $1,437 on the Credit Facilities. During the nine months ended September 30, 2024, we issued 1,716,648 Shares for aggregate proceeds of approximately $36,386.

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
As of September 30, 2024 and December 31, 2023, the Company had total senior securities of $151,000 and $152,512, respectively, consisting of secured borrowings under the Credit Facilities, and had asset coverage ratios of 262.6% and 233.6%, respectively.
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
Interest Rate Risk
As of September 30, 2024, on a fair value basis, approximately 99.3% of our debt investments bear interest at a floating rate, which primarily are subject to interest rate floors. The Credit Facilities are subject to floating interest rates and are primarily paid based on floating SOFR rates.

Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our income in the future.
The following table estimates the potential changes in net cash flow generated from interest income, should interest rates increase or decrease by 100, 200 or 300 basis points. These hypothetical interest income calculations are based on a model of the settled debt investments in our portfolio, held as of September 30, 2024 and December 31, 2023, and are only adjusted for assumed changes in the underlying base interest rates and the impact of that change on interest income. Interest expense is calculated based on outstanding secured borrowings as of September 30, 2024 and December 31, 2023 and based on the terms of our Credit Facilities. Interest expense on our Credit Facilities is calculated using the stated interest rate as of September 30, 2024 and December 31, 2023, adjusted for the hypothetical changes in rates, as shown below. We intend to continue to finance a portion of our investments with borrowings and the interest rates paid on our borrowings may significantly impact our net interest income.
We regularly measure exposure to interest rate risk. We assess interest rate risk and manage interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.
Based on our Consolidated Statements of Assets and Liabilities as of September 30, 2024 and December 31, 2023, the following table shows the annual impact on net investment income of base rate changes in interest rates for our settled debt investments (considering interest rate floors for variable rate instruments) and outstanding secured borrowings assuming no changes in our investment and borrowing structure:

	As of September 30, 2024			As of December 31, 2023
Basis Point Change	Interest Income	Interest Expense	Net Investment Income	Interest Income	Interest Expense	Net Investment Income
Up 300 basis points	$11,487	$(4,530)	$6,957	$9,523	$(4,575)	$4,948
Up 200 basis points	$7,658	$(3,020)	$4,638	$6,349	$(3,050)	$3,299
Up 100 basis points	$3,829	$(1,510)	$2,319	$3,174	$(1,525)	$1,649
Down 100 basis points	$(3,829)	$1,510	$(2,319)	$(3,174)	$1,525	$(1,649)
Down 200 basis points	$(7,658)	$3,020	$(4,638)	$(6,349)	$3,050	$(3,299)
Down 300 basis points	$(11,444)	$4,530	$(6,914)	$(9,495)	$4,575	$(4,920)

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
Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
These factors are generally beyond the control of CGBD and may not relate to CGBD’s operating performance. The range of high and low closing sales prices per share of CGBD Common Stock as reported on Nasdaq for the three months ended September 30, 2024 was a low of $16.12 and a high of $18.36. However, historical trading prices are not necessarily indicative of future performance.
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
The Merger Agreement contains provisions that limit our ability to discuss, facilitate or commit to competing third party proposals to acquire all or a significant part of us, which are typical for transactions of this type.
The Mergers are subject to closing conditions, including CGBD stockholder approval, that, if not satisfied or (to the extent legally allowed) waived, will result in the Mergers not being completed, which may result in material adverse consequences to our business and operations. Consummation of the Mergers is not subject to approval of our shareholders.
The completion of the Mergers remains subject to the satisfaction of certain customary closing conditions, including among others (1) requisite approval of CGBD’s stockholders, (2) authorization of the shares of CGBD Common Stock to be issued as consideration in the Mergers for listing on Nasdaq, (3) effectiveness of the registration statement for CGBD Common Stock to be issued as consideration in the Mergers, (4) the absence of certain legal impediments to the consummation of the Mergers, (5) determinations of closing NAV in accordance with the terms of the Merger Agreement, (6) consummation of the Preferred Stock Exchange in accordance with the Preferred Stock Exchange Documents, (7) execution of the Lock-Up Agreement by CGBD and CIM, to be effective as of the closing of the Mergers, and (8) subject to certain exceptions, the accuracy of the representations and warranties and compliance with the covenants of each party to the Merger Agreement. Consummation of the Mergers is not subject to approval of our shareholders.
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
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended September 30, 2024, no director, trustee or Section 16 officer of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

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

CARLYLE SECURED LENDING III

Dated: November 13, 2024	By	/s/ Thomas M. Hennigan
Thomas M. Hennigan Chief Financial Officer (principal financial officer)